Form 10-K
period 1993-12-31
TENNECO CREDIT CORP
filed 1994-03-31
CIK 805019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          COMMISSION FILE NO. 0-15095

                           TENNECO CREDIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               76-0010368
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    TENNECO BUILDING, HOUSTON, TEXAS                     77002
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
       -------------------                             -----------------------
       9 3/4% Notes due 1994                           New York Stock Exchange
          9% Notes due 1995                            New York Stock Exchange
       9 1/4% Notes due 1996                           New York Stock Exchange
      10 1/8% Notes due 1997                           New York Stock Exchange
       9 5/8% Notes due 2001                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $5.00 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                      None

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

 Common Stock     par value $5 per share     200 Shares as of March 29, 1994

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION J(1)(A) AND (B) TO THE FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
    Item 1.  Business....................................................     1
    Item 2.  Properties..................................................     6
    Item 3.  Legal Proceedings...........................................     6
    Item 4.  Submission of Matters to a Vote of Security Holders.........     *
PART II.
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters........................................     7
    Item 6.  Selected Financial Data.....................................     *
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     7
    Item 8.  Financial Statements and Supplementary Data.................     9
              Index to Financial Statements of Tenneco Credit Corporation
                and Consolidated Subsidiaries............................     9
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    21
PART III.
    Item 10. Directors and Executive Officers of the Registrant..........     *
    Item 11. Executive Compensation......................................     *
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................     *
    Item 13. Certain Relationships and Related Transactions..............     *
PART IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
              8-K........................................................    21
             Financial Statements Included in Item 8.....................    21
             Index to Financial Statements and Schedules Included in Item
              14.........................................................    21
             Schedules Omitted as Not Required or Inapplicable...........    21
             Reports on Form 8-K.........................................    23
             Exhibits....................................................    23

- --------
* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

  Tenneco Credit Corporation (the "Company") was incorporated in 1981 under the laws of the State of Delaware and commenced operations on October 1, 1984. All of the issued and outstanding capital stock of the Company is owned by Tenneco Inc. The business of the Company relates primarily to financing, on a nonrecourse basis, receivables of Tenneco Inc. and its subsidiaries.

  The Company's headquarters are located at 1010 Milam, Houston, Texas 77002. The Company has no employees, and employees of Tenneco Management Company, a subsidiary of Tenneco Inc., render all services to the Company which are necessary for the conduct of its operations.

PURCHASE OF RECEIVABLES

  The Company has entered into an agreement (the "Operating Agreement") with several subsidiaries of Tenneco Inc. ("Tenneco Subsidiaries") pursuant to which the Company buys trade receivables generated by the Tenneco Subsidiaries from the sale of goods or services. Each Tenneco Subsidiary, as the Company's agent, makes all collections and services the receivables sold by it to the Company. The Company also may purchase receivables and other assets from subsidiaries of Tenneco Inc. on terms different from those set forth in the Operating Agreement.

  Under the Operating Agreement, the Company purchases trade receivables from the Tenneco Subsidiaries at a purchase price equal to the trade account balances being acquired less a discount agreed by the Company and the Tenneco Subsidiaries at the time of sale. The average yield for 1993 on retail receivables purchased from Case Corporation ("Case") was 11.4% down from 11.8% in both 1992 and 1991. The discount rate charged on pipeline and other short-term receivables ranged from 5.75% to 6.5% during 1993 and from 6.5% to 8.5% during 1992. Sales of receivables to the Company under the Operating Agreement are without recourse to the selling Tenneco Subsidiaries.

  Case sells all of its domestic retail receivables to the Company. These receivables arise from sales by stores owned by Case and sales through independent dealers. As an incentive to dealers to assist in assuring the collectibility of their receivables, the purchase price discount includes an amount for possible losses that may arise from their receivables. This portion of the discount becomes payable to the dealers as their receivables are collected and is recorded by the Company as a dealers' reserve. Any loss arising from the uncollectibility of a dealer's receivables is charged against this dealer's reserve; any excess losses would be recorded as a loss by the Company.

  Generally, trade accounts receivable purchased from Case pursuant to the Operating Agreement have original maturities ranging from 24 months to 60 months. As of December 31, 1993, the weighted average remaining life to maturity of trade accounts receivable purchased from Case was approximately 22 months. Substantially all of the trade accounts receivable purchased from other Tenneco Subsidiaries pursuant to the Operating Agreement have an original maturity of approximately one month. The Operating Agreement does not restrict the maturities of receivables which may be purchased by the Company.

  As of December 31, 1993, and December 31, 1992, the Company held trade notes and accounts receivable which it had purchased from Tenneco Subsidiaries as follows:

                                                                (THOUSANDS)
                                                               DECEMBER 31,
                                                           ---------------------
                                                              1993       1992
                                                           ---------- ----------
Gross Receivables
  Case.................................................... $1,768,353 $2,309,829
  Pipeline................................................    236,786    217,132
  Other...................................................    114,404     81,932
                                                           ---------- ----------
    Subtotal..............................................  2,119,543  2,608,893
Less: Unearned Finance Charges
  Case....................................................    222,061    351,255
  Pipeline................................................        888      2,263
  Other...................................................      1,569      1,408
                                                           ---------- ----------
    Subtotal..............................................    224,518    354,926
Less: Allowance for Doubtful Accounts--Case...............     34,863     48,523
                                                           ---------- ----------
    Net Receivables....................................... $1,860,162 $2,205,444
                                                           ========== ==========

  See Note 3 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries for an analysis of the maturities of the trade notes and accounts receivable held by the Company on December 31, 1993.

  In addition to purchasing receivables under the Operating Agreement, the Company has acquired, and may acquire in the future, long-term receivables of subsidiaries of Tenneco Inc. As of December 31, 1993, the Company held $121 million of such receivables. Purchases of long-term receivables are not made pursuant to the Operating Agreement, and the terms of such purchases are negotiated on an arm's length basis by the Company and the seller at the time of purchase.

TENNECO SUBSIDIARIES

  As of December 31, 1993, the Company held trade notes and accounts receivable purchased under the Operating Agreement from 12 Tenneco Subsidiaries. The information below is provided with respect to those Tenneco Subsidiaries from which the Company expects to purchase a substantial amount of trade receivables.

  Case and other subsidiaries of Tenneco Inc. manufacture a full line of farm equipment and light- and medium-sized construction equipment. The business of Case is affected by the general level of activity in the agricultural and construction industries, including the rate of worldwide agricultural production and demand, levels of total industry capacity, weather conditions, exchange rates, commodity prices, levels of equipment inventory and prevailing levels of construction. The markets for farm and construction equipment are highly competitive. Both United States and international manufacturers of farm and construction equipment compete on a worldwide basis in such markets. This could affect the level of trade receivables generated by Case.

  Tenneco Inc. announced on March 22, 1993, that its Board of Directors adopted a major restructuring program to be implemented at Case. The restructuring program includes rationalizing the production of selected components, consolidating and resizing production capacity and privatization of Case-owned retail stores and restructuring the parts distribution network. Adoption of the restructuring program resulted in a pre-tax charge of $920 million ($843 million after taxes), which was reflected in the 1992 loss from continuing operations. Implementation of the restructuring was commenced in 1993, and various restructuring actions in the program were completed in 1993 and others are in process. The restructuring program is expected to be substantially completed by the end of 1996. Case has advised the Company that the restructuring program will not have a material adverse effect on the volume of trade receivables generated by Case in the future.

  Tennessee Gas Pipeline Company ("Tennessee") and other subsidiaries of Tenneco Inc. transport gas for, or sell gas to, primarily transmission and distribution companies. Its multiple-line interstate natural gas transmission system begins in the gas-producing areas of Texas and Louisiana, including the continental shelf of the Gulf of Mexico, and extends into the northeastern section of the United States, including the New York City and Boston metropolitan areas.

  Packaging Corporation of America ("Packaging") and other subsidiaries of Tenneco Inc. manufacture and sell paperboard, corrugated shipping containers, folding cartons, molded fibre products, disposable plastic and aluminum containers and other related products. Its shipping container products are used in the packaging of food, paper products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fibre products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries.

OTHER INVESTMENTS

  The Company owns a 95% interest in a limited partnership which owns a multifuel boiler which is leased to Packaging for use in its paper mill at Counce, Tennessee, pursuant to an agreement designed to return to the Company its investment and a return on investment during the term of the lease.

RELATIONSHIP WITH TENNECO INC.

  The Company's business is substantially dependent upon the level of operations conducted by the Tenneco Subsidiaries. Accordingly, lower levels of sales from such operations could result in a reduction in the level of finance operations of the Company.

  The agreements described below have been entered into by or among Tenneco Inc., the Company and the Tenneco Subsidiaries and relate to the operations of the Company. These agreements, which are governed by New York law, are enforceable by holders of the Unaffiliated Debt (as defined in the Investment Agreement described below). The following statements are summaries of certain provisions contained in such agreements, copies of which are filed as exhibits to this annual report. They do not purport to be complete statements of all the terms and provisions of such agreements, and reference is made to such agreements for full and complete statements of such terms and provisions.

 Operating Agreement

  The Operating Agreement, as amended and restated as of June 15, 1988, provides that purchases from the Tenneco Subsidiaries of notes and accounts receivable owed to the Tenneco Subsidiaries by third parties will be made by the Company at a purchase price equal to the amount of such receivables less a discount determined by the parties at the time of the sale. Under the Operating Agreement, the selling Tenneco Subsidiaries are required to collect the receivables on behalf of the Company and remit the proceeds to it promptly after collection. From time to time, additional subsidiaries of Tenneco Inc. may become parties to the Operating Agreement and begin selling receivables to the Company.

  The Operating Agreement contains representations and warranties of the Tenneco Subsidiaries to the effect that (i) the amount of receivables purchased will be true and correct at the time of purchase; (ii) at the time of assignment, each receivable will be recorded on the books of the selling Tenneco Subsidiary as an account receivable and will represent a valid and legally enforceable obligation of a person incurred in connection with the sale or lease of a product or service; (iii) each assignment of receivables to the Company will vest in the Company the right, title and interest in and to such receivables and the proceeds of collection therefrom free and clear from claims of third persons; (iv) at the time of assignment, beneficial ownership of such assigned receivable will not have been conveyed to any other person; (v) the receivables assigned to the

Company will be free and clear of all liens and encumbrances and will not be subject to any setoff or counterclaim, except as provided by law; (vi) each receivable assigned to the Company will conform with any and all applicable laws and governmental rules and regulations; and (vii) all obligations to be performed by or on behalf of the selling Tenneco Subsidiary in connection with such receivables will have been or will be promptly fulfilled. Each Tenneco Subsidiary has agreed to indemnify the Company for any loss which it sustains as a result of any breach of a representation or warranty. Although each Tenneco Subsidiary has made the foregoing representations, it has not warranted the ultimate collectibility of receivables which it sells to the Company. These representations and warranties do not apply to sales of receivables by Tenneco Subsidiaries which are sold outside of the Operating Agreement.

 Performance Agreement

  Tenneco Inc. has agreed, pursuant to a Performance Agreement dated as of June 15, 1988 (the "Performance Agreement"), to guarantee to the Company the due and punctual performance of the obligations of each of the Tenneco Subsidiaries under the Operating Agreement when and as the same shall become due and payable or performable. The obligations of Tenneco Inc. under the Performance Agreement are continuing, absolute and unconditional and are not subject to any defense which might otherwise be available to the selling Tenneco Subsidiary.

  Tennessee entered into a Performance Agreement dated as of June 14, 1988, which is substantially identical to the Performance Agreement of Tenneco Inc. except that Tennessee guarantees only the obligations of Sellers which are subsidiaries of Tennessee.

 Investment Agreement

  Tenneco Inc. and the Company have entered into an Investment Agreement dated as of June 15, 1988 (the "Investment Agreement"). The principal provisions of the Investment Agreement are set forth below.

  The Investment Agreement contains definitions of certain terms used in the Investment Agreement, including the following:

    "Affiliated Debt" means Debt owed to Tenneco Inc. or any affiliate of Tenneco Inc.

    "Debt" means any obligation of the Company or a subsidiary of the Company which in accordance with generally accepted accounting principles would be recorded as a liability on a consolidated balance sheet of the Company and its subsidiaries as of the date that Debt is to be determined.

    "Fixed Charges" means for any period the aggregate interest expense (whether or not capitalized) of the Company and its subsidiaries for such period including, without limitation, the following:

      (i) the portion of any obligation under capital leases allocable to interest expense in accordance with generally accepted accounting principles,

      (ii) the portion of any debt discount that shall be amortized in such period in accordance with generally accepted accounting principles, and

      (iii) all amounts (other than amounts described in clauses (i) or (ii) above) accrued in accordance with generally accepted accounting principles (whether or not capitalized) by the Company or its subsidiaries for such period in respect of Debt.

  Notwithstanding the foregoing, no amounts which are applicable to the payment of the principal amount of Debt shall be included in the determination of Fixed Charges.

    "Senior Debt" means Unaffiliated Debt for money borrowed which is not Subordinated Debt.

    "Subordinated Debt" means any of the following:

      (i) Unaffiliated Debt which is subordinate in right of payment to Senior Debt and inferior to Senior Debt with respect to the general assets of the Company,

      (ii) Affiliated Debt.

    "Unaffiliated Debt" means all Debt for money borrowed other than Affiliated Debt (Unaffiliated Debt may be either Senior Debt or
  Subordinated Debt).

  The principal covenants in the Investment Agreement are as follows:

    (i) Tenneco Inc. will at all times directly or indirectly own and hold legal and beneficial interest in and to all of the outstanding shares of capital stock of the Company having the right to vote for the election of members of the Company's Board of Directors.

    (ii) Tenneco Inc. will not, directly or indirectly, sell, exchange, transfer, pledge or in any way encumber or otherwise dispose of any such shares of stock so long as the Company has outstanding any Unaffiliated Debt.

    (iii) All of the Company's Affiliated Debt will be subordinate and inferior to the following in the manner and to the extent provided below:

      (a) all Senior Debt, and

      (b) all Unaffiliated Debt which is Subordinated Debt.

  In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company, or the proceeds thereof, to creditors of the Company, or by reason of any execution, sale, receivership, insolvency or bankruptcy proceedings or other proceedings for the reorganization or readjustment of the Company or its debts or properties, then in any such event Senior Debt is preferred in payment over any Subordinated Debt, and when Senior Debt has been paid and satisfied in full, then all other Unaffiliated Debt which is Subordinated Debt is preferred in payment over all Affiliated Debt, and such Unaffiliated Debt which is Subordinated Debt will first be paid and satisfied in full (pari passu unless a different order or priority of payment is established by any applicable provisions thereof or by any instruments whereunder any Unaffiliated Debt which is Subordinated Debt is issued) before any payments or distribution of any kind or character, whether in cash, property or securities (other than in securities the payment of which is subordinated to said Unaffiliated Debt which is Subordinated Debt to the same extent as herein provided), will be made on or in respect of any such Affiliated Debt. During the continuance of any payment default on Unaffiliated Debt, no payment may be made on or with respect to any Affiliated Debt. No payment may be made on any Affiliated Debt if such payment would constitute a default under the terms of any Unaffiliated Debt.

    (iv) At all times when the Company incurs Unaffiliated Debt it will own assets in an amount at least equivalent to 125% of the aggregate amount to Senior Debt outstanding after giving effect to the issuance of such Unaffiliated Debt.

    (v) At no time while any Unaffiliated Debt is outstanding will the Company sell, lease, transfer or otherwise dispose of any of its assets, other than in the ordinary course of its business, if immediately after such disposition its assets would be less than 125% of the aggregate amount of Senior Debt outstanding.

    (vi) While the Company has outstanding any Unaffiliated Debt, Tenneco Inc. or affiliates of Tenneco Inc. will maintain an investment in the Company (i.e., the aggregate of Affiliated Debt and stockholder's equity) so that the sum of such investment and Unaffiliated Debt which is Subordinated Debt is at least equal to 20% of the sum of the Company's total obligations for debt and stockholder's equity.

    (vii) The Company will not declare or pay any dividends or make any distributions upon any of its capital stock (other than stock dividends), and neither the Company nor any subsidiaries of the Company will directly or indirectly apply any of their assets toward the redemption, retirement, purchase or other acquisition of capital stock of the Company or any such subsidiary if, immediately after giving effect to any such action, the Company would be unable to meet any of its requirements for the payment of principal of, or interest or premium, if any, on, Unaffiliated Debt.

    (viii) Tenneco Inc. will pay to the Company a service charge for each month during the term of the Investment Agreement equal to the amount, if any, by which the cumulative earnings of the Company and its consolidated subsidiaries for the period from the beginning of the calendar year to the end of such month, before deduction of Fixed Charges and income taxes (but including in earnings all such service charges previously paid by Tenneco Inc. for such year) are less than 125% of the Fixed Charges.

  The Company and Tennessee also are parties to an investment agreement which enures to the benefit of holders of Unaffiliated Debt (as defined in that agreement) outstanding on January 14, 1987, and the Company, Tennessee and Tenneco Inc. are parties to another agreement which enures to the holders of Unaffiliated Debt issued after January 14, 1987, and prior to June 14, 1988, and certain holders of Unaffiliated Debt outstanding on January 14, 1987. The principal differences between the two agreements are that (i) under the former agreement the definition of "Debt" does not include obligations of subsidiaries of the Company and (ii) the definition of "Fixed Charges" in the former agreement is limited to that which is charged as an expense on the Company's income statement.

 Amendments

  The Operating Agreement, Performance Agreement and Investment Agreement may each be amended or modified at any time by the parties thereto; provided, that
(i) no amendment or modification which adversely affects the rights of holders of Senior Debt or Subordinated Debt, other than Affiliated Debt, outstanding at the time of execution thereof shall be binding on or in any manner become effective with respect to such Senior Debt or Subordinated Debt at the time outstanding except with the prior written consent of (a) the holders of not less than 66 2/3% in principal amount of the Senior Debt at the time outstanding if such holders would be adversely affected thereby and (b) the holders of not less than 66 2/3% in principal amount of the Subordinated Debt, other than Affiliated Debt, at the time outstanding if such holders would be adversely affected thereby.

ITEM 2. PROPERTIES.

  The Company believes that the multifuel boiler leased to Packaging is well maintained and in good operating condition. This boiler is subject to a mortgage and other security interests which secure indebtedness assumed by a subsidiary of the Company in connection with the acquisition of the boiler.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Item 4, "Submission of Matters to a Vote of Security Holders", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  All of the capital stock of the Company is owned by Tenneco Inc. and, therefore, there is no trading market for such securities. See Note 1 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries. The Company paid no dividends in 1993. During 1992, the Company declared and paid $45,000,000 in dividends. During 1991, the Company declared and paid $10,000,000 in dividends. The Company may pay additional dividends to Tenneco Inc. from time to time depending upon the profitability, liquidity and capital requirements of the Company. See "Relationship with Tenneco Inc.-- Investment Agreement" under Item 1 for information concerning restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Pursuant to paragraph (2)(a) of General Instruction J to Form 10-K, the following analysis explains the reasons for material changes in the amount of revenue and expense items between 1993, 1992 and 1991.

 Revenues

  The Company and its consolidated subsidiaries reported total revenues of $232 million in 1993, down 30% or $98 million from 1992 and down 29% or $96 million from 1991. This decrease is attributable to a decrease in Case retail receivables due to the sale of $395 million and $439 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset backed securities to the public in May 1993 and November 1993, respectively. Additional sales of retail receivables are expected to be made in the future. See "Other Income" for additional information.

  Presented below are the percentages of revenues from the various sources for the years ended December 31:

                                                                  REVENUES
                                                               ----------------
                                                               1993  1992  1991
                                                               ----  ----  ----
      Case....................................................  82%   83%   76%
      Pipeline................................................   7     4    11
      Other...................................................   6     8     7
                                                               ---   ---   ---
        Total From Accounts Receivable........................  95    95    94
      Rental and Other Income.................................   2     2     2
      Notes Receivable........................................   3     3     4
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  Revenues generated by the purchase of Case receivables include finance charges earned on trade and other receivables and earned on third party trade receivables. The average yield on Case retail receivables for 1993 was 11.4% down from 11.8% in both 1992 and 1991. The decrease in pipeline revenues is a result of the collection of take-or-pay receivables. Discount rates charged on pipeline and other short-term receivables purchased ranged from 5.75% to 6.5% during 1993 as compared to ranges of 6.5% to 8.5% and 8.5% to 10.3% for 1992 and 1991, respectively.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging. Leasing activities provided $6 million of revenues in each of the years 1993, 1992, and 1991.

  Under an Investment Agreement between the Company and Tenneco Inc., the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges.

 Expenses

  During 1993, interest expense totaled $160 million representing a decrease of $47 million or 23% and a decrease of $61 million or 27% over 1992 and 1991, respectively. The decrease resulted from lower average total debt outstanding in 1993. The average interest rate for 1993 was 9.0% compared to 8.9% in 1992 and 8.8% in 1991. The higher average interest rate in 1993 was due to the maturity of lower interest long-term debt.

 Other Income

  In May 1993 and November 1993, the Company received proceeds of $420 million and $461 million, respectively, from the sale of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset backed securities to the public. The net book value of the receivables sold was $395 million and $439 million and accordingly, the Company recognized a pre-tax gain of $23 million and $20 million in May 1993 and November 1993, respectively, due to the sale. In addition, the Company recognized a gain of $6 million from the sale of trade receivables to Asset Securitization Cooperative Corporation. These receivables originated with Tenneco Inc.'s packaging, automotive parts and natural gas subsidiaries.

 Net Income

  Net income for 1993 of $70 million represented a decrease of 22% from 1992 net income of $90 million and a 9% increase over 1991 net income of $64 million. The decrease in net income from 1992 to 1993 was primarily attributable to decreased revenues due to the lower levels of Case retail receivables. This revenue decline was partially offset by lower interest expense and higher gains on the receivables sales.

 Assets

  The Company had total assets of $2,238 million at December 31, 1993, compared to $2,539 million at December 31, 1992. The 12% decrease from year-end 1992 is due primarily to the sale of $834 million net book value of Case retail receivables.

  As of December 31, 1993, the Company held net trade notes and accounts receivable totaling $1,860 million, which made up 83% of the Company's total assets. This compares to $2,205 million or 87% of assets as of December 31, 1992. Details of these receivables are shown as follows:

                                                          NET TRADE NOTES AND
                                                         ACCOUNTS RECEIVABLES
                                                       -------------------------
                                                       DECEMBER 31, DECEMBER 31,
                                                           1993         1992
                                                       ------------ ------------
      Case............................................      81%          87%
      Pipeline........................................      13            9
      Other...........................................       6            4
                                                           ---          ---
                                                           100%         100%
                                                           ===          ===

  Case net trade notes and accounts receivable are $399 million lower at December 31, 1993, compared to December 31, 1992, due to the sale of certain retail farm and construction equipment receivables to limited purpose business trusts.

  The Company held $106 million of notes receivable from non-affiliated companies at December 31, 1993, down from $154 million held at December 31, 1992. Long-term receivables from non-affiliated companies represented 5% of the Company's total assets at December 31, 1993.

  At December 31, 1993, the Company had $53 million invested in a multifuel boiler leased to Packaging. The leased facility represented 2% of the Company's total assets at December 31, 1993.

CAPITALIZATION AND CAPITAL RESOURCES

  Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

  The Company's capital requirements have been financed through the issuance of commercial paper, publicly and privately placed medium-term notes, senior public debt and bank loans, subordinated debt, and advances and equity capital from Tenneco Inc. plus earnings retained in the business.

  The Company's total capitalization was $2,170 million at December 31, 1993, and was $2,444 million at December 31, 1992. The components of capitalization at such dates are set forth in the following table:

                                                            CAPITALIZATION
                                                       -------------------------
                                                       DECEMBER 31, DECEMBER 31,
                                                           1993         1992
                                                       ------------ ------------
      Commercial Paper................................      11%           5%
      Medium-Term Senior Notes........................       4            6
      Long-Term Senior Debt...........................      59           68
      Subordinated Debt...............................       4            4
      Stockholder's Equity............................      22           17
                                                           ---          ---
                                                           100%         100%
                                                           ===          ===

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          INDEX TO FINANCIAL STATEMENTS OF TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  10
Balance sheet--December 31, 1993 and 1992.................................  11
Statement of income for each of the three years in the period ended
 December 31, 1993........................................................  12
Statement of cash flows for each of the three years in the period ended
 December 31, 1993........................................................  13
Statement of changes in stockholder's equity for each of the three years in the period ended December 31, 1993....................................  14
Notes to financial statements.............................................  15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Credit Corporation:

  We have audited the accompanying balance sheets of Tenneco Credit Corporation (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and consolidated subsidiaries as of December 31, 1993 and 1992, and the related statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of Tenneco Credit Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Credit Corporation and consolidated subsidiaries as of December 31, 1993 and 1992, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, effective January 1, 1992, Tenneco Credit Corporation changed its method of accounting for income taxes.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to Item 14 relating to Tenneco Credit Corporation and consolidated subsidiaries is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tenneco Credit Corporation and consolidated subsidiaries taken as a whole.

                                          Arthur Andersen & Co.

Houston, Texas
February 14, 1994

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                        (THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                          ---------------------
                         ASSETS                              1993       1992
                         ------                           ---------- ----------
Notes and accounts receivable purchased from affiliates:
  Customers.............................................. $2,024,575 $2,554,101
  Affiliated companies...................................     94,968     54,792
                                                          ---------- ----------
                                                           2,119,543  2,608,893
Less--Unearned finance charges...........................    224,518    354,926
   Allowance for doubtful receivables....................     34,863     48,523
                                                          ---------- ----------
                                                           1,860,162  2,205,444
                                                          ---------- ----------
Notes receivable:
  Non-affiliated companies, including $8,067 and $7,177,
   due within one year of the respective dates...........    105,829    154,197
  Affiliated companies...................................    110,085     75,313
                                                          ---------- ----------
                                                             215,914    229,510
                                                          ---------- ----------
Equipment under operating leases (at cost), less
 accumulated depreciation of $16,257 and $14,269 at the
 respective dates........................................     53,349     55,337
                                                          ---------- ----------
Other assets:
  Cash...................................................          4         13
  Accounts receivable from affiliates....................      1,730      1,228
  Interest receivable and other..........................    106,667     47,165
                                                          ---------- ----------
                                                             108,401     48,406
                                                          ---------- ----------
                                                          $2,237,826 $2,538,697
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Commercial paper......................................... $  240,938 $  129,764
Senior notes.............................................  1,353,593  1,807,458
Subordinated notes.......................................     92,100     92,100
Accounts payable to affiliates...........................      4,449     26,140
Dealers' reserves........................................     18,148      9,673
Accrued interest.........................................     43,625     51,557
Deferred income taxes....................................      1,171      7,795
                                                          ---------- ----------
                                                           1,754,024  2,124,487
                                                          ---------- ----------
Stockholder's equity:
  Common stock, par value $5 per share, authorized,
   issued and outstanding 200 shares.....................          1          1
  Capital surplus........................................    185,228    185,228
  Retained earnings......................................    298,573    228,981
                                                          ---------- ----------
                                                             483,802    414,210
                                                          ---------- ----------
                                                          $2,237,826 $2,538,697
                                                          ========== ==========

      (The accompanying notes to financial statements are an integral part of this balance sheet.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME

                                  (THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1993     1992      1991
                                                    -------- --------  --------
REVENUES:
  Earned finance charges and interest--
    Affiliated companies........................... $106,669 $136,469  $117,423
    Other..........................................  120,012  188,282   204,175
  Rental income from affiliated company............    5,728    5,728     5,728
  Other............................................       --       --     1,539
                                                    -------- --------  --------
    Total revenues.................................  232,409  330,479   328,865
                                                    -------- --------  --------
EXPENSES:
  Interest--
    Commercial paper...............................    4,643    7,260    22,634
    Senior notes...................................  138,384  155,658   165,563
    Subordinated notes.............................    9,071   17,567    21,244
    Commitment fees and other......................    8,225   26,709    11,634
                                                    -------- --------  --------
                                                     160,323  207,194   221,075
  Depreciation and amortization....................    1,988    1,988     1,988
  Operating and administrative.....................    3,361    3,559     3,538
                                                    -------- --------  --------
    Total expenses.................................  165,672  212,741   226,601
                                                    -------- --------  --------
OTHER INCOME--Gain on sale of receivables..........   48,757   30,741        --
                                                    -------- --------  --------
INCOME BEFORE INCOME TAXES.........................  115,494  148,479   102,264
INCOME TAXES.......................................   45,902   57,486    37,947
                                                    -------- --------  --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE..............................   69,592   90,993    64,317
                                                    -------- --------  --------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR
 INCOME TAXES......................................       --   (1,249)       --
                                                    -------- --------  --------
NET INCOME......................................... $ 69,592 $ 89,744  $ 64,317
                                                    ======== ========  ========


      (The accompanying notes to financial statements are an integral part of this statement of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                  (THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993      1992      1991
                                                 --------  --------  ---------
OPERATING ACTIVITIES:
  Income before cumulative effect of a change in
   accounting principle......................... $ 69,592  $ 90,993  $  64,317
  Adjustments to reconcile to cash provided from
   operating activities:
    Depreciation and amortization...............    1,988     1,988      1,988
    Deferred income taxes.......................   (6,624)   (2,350)    (3,943)
    Decrease in notes and accounts receivable
     purchased from affiliates, net.............  345,282   363,507    156,454
    Change in accounts payable to and receivable
     from affiliates............................  (22,194)   22,414     (5,264)
    Increase (decrease) in accrued interest.....   (7,932)   (7,573)     6,293
    Increase (decrease) in dealers' reserve.....    8,475    (3,657)    (5,642)
    Change in other assets and other, net.......  (92,750)   21,164      2,151
                                                 --------  --------  ---------
CASH PROVIDED FROM OPERATING ACTIVITIES.........  295,837   486,486    216,354
                                                 --------  --------  ---------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable.....   48,368    23,042     19,173
  Purchase of long-term notes receivable........       --  (138,428)   (22,389)
                                                 --------  --------  ---------
CASH PROVIDED FROM (USED IN) INVESTING
 ACTIVITIES.....................................   48,368  (115,386)    (3,216)
                                                 --------  --------  ---------
FINANCING ACTIVITIES:
  Senior notes issued...........................       --    10,000    250,000
  Subordinated notes issued.....................       --        --     92,100
  Increase (decrease) in commercial paper.......  111,174    71,973   (340,156)
  (Repayment) proceeds from short-term bank
   debt.........................................       --  (210,000)   210,000
  Retirement of senior and subordinated notes... (455,388) (198,525)  (416,219)
  Dividends paid................................       --   (45,000)   (10,000)
                                                 --------  --------  ---------
CASH USED IN FINANCING ACTIVITIES............... (344,214) (371,552)  (214,275)
                                                 --------  --------  ---------
INCREASE (DECREASE) IN CASH.....................       (9)     (452)    (1,137)
BEGINNING CASH BALANCE..........................       13       465      1,602
                                                 --------  --------  ---------
ENDING CASH BALANCE............................. $      4  $     13  $     465
                                                 ========  ========  =========
CASH PAID DURING THE YEAR FOR:
  Interest...................................... $168,255  $214,767  $ 214,782
  Income taxes.................................. $ 52,526  $ 59,836  $  41,890

      (The accompanying notes to financial statements are an integral part of this statement of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1993     1992      1991
                                                    -------- --------  --------
COMMON STOCK:
  Balance beginning and end of year................ $      1 $      1  $      1
                                                    -------- --------  --------
CAPITAL SURPLUS:
  Balance beginning and end of year................  185,228  185,228   185,228
                                                    -------- --------  --------
RETAINED EARNINGS:
  Balance beginning of year........................  228,981  184,237   129,920
    Net income.....................................   69,592   89,744    64,317
    Cash dividends.................................       --  (45,000)  (10,000)
                                                    -------- --------  --------
  Balance end of year..............................  298,573  228,981   184,237
                                                    -------- --------  --------
    Total.......................................... $483,802 $414,210  $369,466
                                                    ======== ========  ========


      (The accompanying notes to financial statements are an integral part of this statement of changes in stockholder's equity.)

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) CONTROL AND SUMMARY OF ACCOUNTING POLICIES

 Control

  All of the outstanding common stock of Tenneco Credit Corporation is owned by Tenneco Inc. Tenneco Credit Corporation and consolidated subsidiaries ("TCC" or the "Company") are thus members of an operating group under the control of Tenneco Inc. As such, TCC engages in transactions characteristic of group administration and operation with other members of the group. The primary purpose of TCC is to finance, on a nonrecourse basis, receivables of Tenneco Inc. and its subsidiaries.

 Consolidation

  The consolidated financial statements include the accounts of Tenneco Credit Corporation, its majority-owned subsidiaries, Counce Limited Partnership and subsidiary, and its wholly-owned subsidiary, TenFac Corporation. Counce Limited Partnership was organized to construct a multifuel steam boiler and turbine generator facility for lease to Packaging Corporation of America ("Packaging"), an indirect wholly-owned subsidiary of Tenneco Inc. TenFac Corporation was organized to purchase inventory acquired by Packaging in a 1991 acquisition.

  All significant intercompany items have been eliminated in consolidation.

 Revenue Recognition

  Finance charges earned from affiliates on trade and other receivables purchased in 1993, 1992 and 1991 were approximately $107 million, $136 million and $117 million, respectively. Finance charges on these receivables are charged by TCC to these affiliates at mutually agreed amounts based on current rates of interest. In addition, finance charges and interest earned from third parties on trade receivables purchased from affiliates totaled approximately $120 million, $188 million and $204 million in 1993, 1992 and 1991, respectively. Rates charged on pipeline and other short-term receivables purchased ranged from 5.75% to 6.5% during 1993 as compared to ranges of 6.5% to 8.5% and 8.5% to 10.3% for 1992 and 1991, respectively. The average yield on Case retail receivables for 1993 was 11.4%, down from 11.8% in both 1992 and 1991.

  Revenue from the operating lease is recognized monthly on a pro rata basis over the terms of the related contract.

 Related Party Transactions

  The Company has entered into an agreement (the "Operating Agreement") with several subsidiaries of Tenneco Inc. ("Tenneco Subsidiaries") pursuant to which the Company buys trade receivables generated by the Tenneco Subsidiaries from the sale of goods and services. Each Tenneco Subsidiary, as the Company's agent, makes all collections and services the receivables sold by it to the Company. The Company also may purchase receivables and other assets from Tenneco Subsidiaries on terms different from those set forth in the Operating Agreement. Receivables purchased from affiliates at December 31, 1993 and 1992, totaled $2.1 billion and $2.6 billion, respectively.

 Reclassification

  Certain reclassifications have been made to prior year amounts to conform with the current year's presentation.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) INCOME TAXES

  TCC and its parent Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated federal income tax return. Such agreement provides, among other things, that (1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions and tax credits are utilized in the consolidated return.

  Effective January 1, 1992, TCC changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" using the cumulative catch-up method. This new standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

  The components of income tax expense (benefit) are as follows:

                                                            (THOUSANDS)
                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1993     1992     1991
                                                      -------  -------  -------
     Current--
       Federal....................................... $43,696  $51,551  $36,132
       State.........................................   8,830    8,285    5,758
                                                      -------  -------  -------
                                                       52,526   59,836   41,890
     Deferred--
       Federal.......................................  (7,616)  (4,809)  (3,943)
       State.........................................     992    2,459       --
                                                      -------  -------  -------
                                                       (6,624)  (2,350)  (3,943)
                                                      -------  -------  -------
         Total....................................... $45,902  $57,486  $37,947
                                                      =======  =======  =======

  The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is primarily due to state income taxes of $6 million and $7 million in 1993 and 1992, respectively, net of federal income tax benefit.

  The components of net deferred tax liability at December 31, 1993 and 1992, were as follows:

                                                                  (THOUSANDS)
                                                                 1993    1992
                                                                ------- -------
      Deferred tax assets--
        Dealer reserves........................................ $18,470 $11,900
        Bad debt reserve.......................................     770     748
        Debt related items.....................................      46      97
      Deferred tax liabilities--
        Tax over book depreciation.............................  17,817  16,320
        State taxes............................................   2,243   2,459
        Other..................................................     397   1,761
                                                                ------- -------
      Net deferred tax liability............................... $ 1,171 $ 7,795
                                                                ======= =======

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Prior to adoption of FAS No. 109, TCC recorded deferred federal income tax expense (benefit) based on timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. A description of the differences and the related tax effect on operations for the year ended December 31, 1991 are, as follows (in thousands):

                                                           1991
                                                          -------
         Excess of tax depreciation over book
          depreciation................................... $     4
         Difference in dealers' reserve not deductible
          until paid.....................................  (3,784)
         Other...........................................    (163)
                                                          -------
                                                          $(3,943)
                                                          =======

(3) NOTES AND ACCOUNTS RECEIVABLE PURCHASED FROM AFFILIATES

  Contractual maturities of notes and accounts receivable purchased from affiliates as of December 31, 1993, are as follows:

                                                      (THOUSANDS)
                                          TOTAL       CASE    PIPELINE  OTHER
                                        ---------- ---------- -------- --------
      Years Ending December 31:
        1994........................... $1,024,147 $  672,957 $236,786 $114,404
        1995...........................    446,439    446,439       --       --
        1996...........................    349,337    349,337       --       --
        1997...........................    192,005    192,005       --       --
        1998...........................    107,615    107,615       --       --
                                        ---------- ---------- -------- --------
                                        $2,119,543 $1,768,353 $236,786 $114,404
                                        ========== ========== ======== ========

  During 1993 and 1992, TCC received proceeds of $881 million and $552 million, respectively, from the sale of certain retail farm and construction equipment receivables to a limited purpose business trust, which utilized the notes as collateral for the issuance of asset backed securities to the public. The net book value of the receivables sold was $834 million and $519 million for 1993 and 1992, respectively, and accordingly, TCC recognized pre-tax gains on the transactions of $43 million and $31 million for 1993 and 1992, respectively. Additional sales of retail receivables are expected to be made in the future. In addition, the Company recognized a gain of $6 million from the sale of trade receivables to Asset Securitization Cooperative Corporation. These receivables originated with Tenneco Inc.'s packaging, automotive and natural gas subsidiaries.

(4) COMMERCIAL PAPER AND LINES OF CREDIT

  TCC sells commercial paper on a short-term unsecured basis. Information regarding commercial paper follows:

                                                                    (THOUSANDS)
                                                                    DECEMBER 31,
                                                                        1993
                                                                    ------------
   Outstanding borrowings at end of year..........................    $240,938
   Average interest rate on outstanding borrowings at end of year.        3.68%
   Approximate maximum month-end outstanding borrowings during the
    year..........................................................    $243,327
   Approximate average month-end outstanding borrowings during the
    year..........................................................    $120,976
   Weighted average interest rate on approximate average month-end
    outstanding borrowings during the year........................        3.64%

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

  At December 31, 1993, TCC had available total lines of credit of $480 million with various non-U.S. banks which are available for periods up to twenty-four months. Borrowings are available as either domestic loans or as Eurodollar loans. The agreements provide for commitment fee rates (from 1/20 of 1% to 1/8 of 1%) on the unused portion of the total commitment. At December 31, 1993, TCC had no amounts outstanding under the lines of credit.

(5) SENIOR AND SUBORDINATED DEBT

  A summary of Senior and Subordinated Debt outstanding is set forth in the following tabulation (in thousands):

                                                                   DECEMBER 31,
                                                                       1993
                                                                   ------------
Senior Notes--
  Tenneco Credit Corporation:
    Medium-term notes due 1994 through 1997, average interest rate
     9.34%........................................................  $   73,650
    8.38% Notes due 1997 (net of $99 unamortized discount)........     249,901
    9.75% Notes due 1994..........................................     250,000
    9% Notes due 1995 (net of $250 unamortized discount)..........     199,750
    9.25% Notes due 1996 (net of $227 unamortized discount).......     149,773
    10.13% Notes due 1997 (net of $315 unamortized discount)......     149,685
    9.63% Notes due 2001 (net of $823 unamortized discount).......     249,177
  Counce Finance Corporation:
    13% Notes due 2000............................................      23,040
    Zero coupon notes, due 2010 discounted to yield 13.50%........      38,283
    Less unamortized discount.....................................     (29,666)
                                                                    ----------
      Total Senior Notes..........................................   1,353,593
Subordinated Notes--
  Tenneco Credit Corporation:
    Medium-term notes due 1998 through 2001, average interest rate
     9.90%........................................................      92,100
                                                                    ----------
                                                                    $1,445,693
                                                                    ==========

  At December 31, 1993, approximately $70 million of gross equipment under lease was pledged as collateral to secure $32 million of senior notes.

  The aggregate maturities applicable to the notes outstanding at December 31, 1993, are $503 million, $239 million, $158 million, $176 million and $73 million for 1994, 1995, 1996, 1997 and 1998, respectively.

  On February 28, 1994, Tenneco Credit Corporation redeemed all of its issued and outstanding 8 3/8% notes due February 1, 1997.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) EQUIPMENT UNDER OPERATING LEASES TO AFFILIATES

  At December 31, 1993, Counce Limited Partnership had a long-term operating lease with Packaging, covering equipment with a net book value of $53 million. The lease requires Packaging to pay all operating, maintenance and insurance costs. The aggregate minimum future annual rentals under the operating lease at December 31, 1993, are as follows:

                                                                     (THOUSANDS)
      1994..........................................................   $ 5,728
      1995..........................................................     5,728
      1996..........................................................     5,728
      1997..........................................................     5,728
      1998..........................................................     5,728
      Thereafter....................................................    68,741
                                                                       -------
                                                                       $97,381
                                                                       =======

  Depreciation of the equipment under lease is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of the property over its estimated useful life.

(7) FINANCIAL INSTRUMENTS

  In accordance with the requirements of FAS No. 107, the estimated fair values of TCC's financial instruments at December 31, 1993, were estimated as follows:

                                                                (THOUSANDS)
                                                            CARRYING
                                                             AMOUNT   FAIR VALUE
                                                           ---------- ----------
      Receivables (Customer, Notes and Interest).......... $2,132,258 $2,260,135
      Commercial Paper....................................    240,938    240,938
      Senior and Subordinated Notes.......................  1,445,693  1,612,261

  The following methods and assumptions were used to estimate the fair value of financial instruments:

  Receivables--TCC believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. Customer notes and accounts receivable purchased from affiliates are concentrated in the farm and construction business. At December 31, 1993, the receivables related to the farm and construction business represented 81% of the total customer notes and accounts receivable purchased from affiliates.

  Commercial Paper--Fair value was considered to be the same as the carrying amount.

  Senior and Subordinated Notes--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating rate long-term debt was assumed to approximate its fair value.

(8) COVENANTS UNDER INVESTMENT AGREEMENT

  Under the terms of the Investment Agreement between TCC and Tenneco Inc., the companies have agreed, among other terms, that:

    (a) Tenneco Inc. will own, directly or indirectly, all the outstanding shares of TCC stock.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

    (b) TCC's consolidated assets must equal at least 125% of all consolidated "senior debt" (commercial paper and senior notes) outstanding.

    (c) TCC will not declare or pay any dividends or make any capital distributions if such action would render TCC unable to meet any of its requirements for the payment of principal of, or interest or premium, if any, on unaffiliated debt.

    (d) Tenneco Inc.'s investment in TCC (either directly or through its subsidiary companies) and subordinated debt must equal at least 20% of TCC's total consolidated debt plus stockholder's equity.

    (e) Tenneco Inc. will pay to TCC a service charge for each month during the term of the Investment Agreement equal to the amount, if any, by which the cumulative consolidated earnings of TCC and its consolidated subsidiaries for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges (interest expense) and income taxes (but including in earnings all such service charges previously paid by Tenneco Inc. for such year) are less than 125% of the fixed charges.

  TCC was in compliance with these covenants as of December 31, 1993, 1992 and 1991.

(9) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                (THOUSANDS)
                             --------------------------------------------------
                                               INCOME BEFORE CUMULATIVE
                                                CUMULATIVE   EFFECT OF
                                                EFFECT OF A   A CHANGE
                                                 CHANGE IN       IN
                                      INTEREST  ACCOUNTING   ACCOUNTING   NET
                             REVENUES EXPENSE    PRINCIPLE   PRINCIPLE  INCOME
                             -------- -------- ------------- ---------- -------
      1993
        1st................. $ 64,375 $ 42,048    $14,197      $   --   $14,197
        2nd.................   58,417   41,188     23,553          --    23,553
        3rd.................   59,019   39,162     12,130          --    12,130
        4th.................   50,598   37,925     19,712          --    19,712
                             -------- --------    -------      ------   -------
                             $232,409 $160,323    $69,592      $   --   $69,592
                             ======== ========    =======      ======   =======
      1992
        1st................. $ 90,826 $ 53,602    $22,467      $1,249   $21,218
        2nd.................   86,774   52,748     20,642          --    20,642
        3rd.................   81,870   50,932     18,197          --    18,197
        4th.................   71,009   49,912     29,687          --    29,687
                             -------- --------    -------      ------   -------
                             $330,479 $207,194    $90,993      $1,249   $89,744
                             ======== ========    =======      ======   =======

 (The above notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change in accountants during 1993 or 1992, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                   PART III.

  Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                           PAGE
                                                                           ----
 SCHEDULES OF TENNECO CREDIT CORPORATION
  AND CONSOLIDATED SUBSIDIARIES--
    Schedule IX   --Short-term borrowings--three years ended December
                   31, 1993.............................................    22
 SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
    Schedule I    --Marketable securities--Other investments
    Schedule II   --Amounts receivable from related parties,
                   underwriters, promoters, and employees other than
                   related parties
    Schedule III  --Condensed financial information of registrant
    Schedule IV   --Indebtedness of and to related parties--Not current
    Schedule V    --Plant, property and equipment
    Schedule VI   --Accumulated depreciation, depletion and amortization
                   of plant, property and equipment
    Schedule VII  --Guarantees of securities of other issuers
    Schedule VIII --Valuation and qualifying accounts
    Schedule X    --Supplementary income statement information
    Schedule XI   --Real estate and accumulated depreciation
    Schedule XII  --Mortgage loans on real estate
    Schedule XIII --Other investments
    Schedule XIV  --Supplemental Information Concerning Property--
                   Casualty Insurance Operations

                                                                     SCHEDULE IX

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE IX--SHORT-TERM BORROWINGS (NOTE)

                                  (THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B COLUMN C  COLUMN D    COLUMN E    COLUMN F
- ------------------------------------------------------------------------------
                                              MAXIMUM     AVERAGE    WEIGHTED
                                             MONTH-END   MONTH-END   AVERAGE
                                   WEIGHTED   AMOUNT      AMOUNT     INTEREST
                          BALANCE  AVERAGE  OUTSTANDING OUTSTANDING    RATE
       CATEGORY OF         AT END  INTEREST DURING THE  DURING THE  DURING THE
  SHORT-TERM BORROWINGS   OF YEAR    RATE      YEAR        YEAR        YEAR
- ------------------------------------------------------------------------------
Year Ended December 31,
 1993
  Commercial Paper....... $240,938  3.68%    $243,327    $120,976     3.64%
Year Ended December 31,
 1992
  Commercial Paper....... $129,764  4.44%    $288,350    $167,731     4.49%
  Notes Payable--Non-
   U.S. .................       --   --      $240,000    $169,200     4.50%
Year Ended December 31,
 1991
  Commercial Paper....... $ 57,791  5.81%    $446,383    $321,636     6.27%
  Notes Payable--Non
   U.S. ................. $210,000  5.33%    $430,000    $242,500     6.06%

- --------
NOTE: See Note 4 to the financial statements for additional information.

                              REPORTS ON FORM 8-K

  No Reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

                                    EXHIBITS

  All exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

   3(a)     --Certificate of Incorporation of Tenneco Credit Corporation dated
             August 6, 1981 (Exhibit 3(a) to Form 10 Registration Statement of
             Tenneco Credit Corporation, File No. 0-15095).
   3(b)     --By-Laws of Tenneco Credit Corporation, amended as of March 1,
             1987 (Exhibit 3(b) to Form 10-K of Tenneco Credit Corporation for
             the fiscal year ended December 31, 1989, File No. 0-15095).
   4(a)     --Included in Exhibits 3(a) and 3(b).
   4(b)(1)  --Indenture between Tenneco Credit Corporation and The Chase
             Manhattan Bank (National Association) dated as of January 15, 1987
             (Exhibit 4(b) to Form 10-K of Tenneco Credit Corporation for the
             fiscal year ended December 31, 1986, File No. 0-15095).
   4(b)(2)  --First Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             January 16, 1987 (Exhibit 4(c) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1986, File No.
             0-15095).
   4(b)(3)  --Second Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             February 1, 1987 (Exhibit 4(d) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1986, File No.
             0-15095).
   4(b)(4)  --Third Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             August 1, 1987 (Exhibit 4(e) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1987, File No.
             0-15095).
   4(b)(5)  --Fourth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             June 15, 1988 (Exhibit 4(b)(5) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1988, File No.
             0-15095).
   4(b)(6)  --Fifth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             June 28, 1988 (Exhibit 4(c) to Form 8-K of Tenneco Credit
             Corporation dated June 28, 1988, File No. 0-15095).
   4(b)(7)  --Sixth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             July 15, 1989 (Exhibit 4(b)(7) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1989, File No.
             0-15095).
   4(b)(8)  --Seventh Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             August 16, 1989 (Exhibit 4(b)(8) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1989, File No.
             0-15095).
   4(b)(9)  --Eighth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             November 1, 1989 (Exhibit 4(b)(9) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1989, File No.
             0-15095).
   4(b)(10) --Ninth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
             December 1, 1990 (Exhibit 4(b) to Form 8-K of Tenneco Credit
             Corporation dated December 4, 1990, File No. 0-15095).

   4(c)(1) --Indenture between Tenneco Credit Corporation and The First
            National Bank of Boston dated as of June 15, 1988 (Exhibit 4(c)(1)
            to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
   4(c)(2) --First Supplemental Indenture between Tenneco Credit Corporation and The First National Bank of Boston dated as of June 15, 1988
            (Exhibit 4(d) to Form 8-K of Tenneco Credit Corporation dated June
            28, 1988, File No. 0-15095).
   9       --None.
  10(a)    --Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and restated as of June 15,
            1988 (Exhibit l0(a) to Form 10-K of Tenneco Credit Corporation for
            the fiscal year ended December 31, 1988, File No. 0-15095).
  10(b)    --Investment Agreement among Tenneco Credit Corporation, Tennessee
            Gas Pipeline Company and Tenneco Inc. amended and restated as of
            November 1, 1988 (Exhibit l0(b) to Form 10-K of Tenneco Credit
            Corporation for the fiscal year ended December 31, 1988, File No.
            0-15095).
  10(c)    --Performance Agreement of Tennessee Gas Pipeline Company as amended and restated as of June 14, 1988 (Exhibit l0(c) to Form 10-K of
            Tenneco Credit Corporation for the fiscal year ended December 31,
            1988, File No. 0-15095) .
  10(d)    --Investment Agreement between Tenneco Credit Corporation and
            Tennessee Gas Pipeline Company (formerly Tenneco Inc.) dated as of
            October 15, 1984; together with an amendment thereto dated January
            14, 1987 (Exhibit l0(d) to Form 8 of Tenneco Credit Corporation
            dated January 14, 1987, File No. 0-15095).
  10(e)    --Investment Agreement between Tenneco Credit Corporation and
            Tenneco Inc. dated as of June 15, 1988 (Exhibit l0(e) to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December
            31, 1988, File No. 0-15095).
  10(f)    --Performance Agreement dated as of June 15, 1988 from Tenneco Inc.
            (Exhibit l0(f) to Form 10-K of Tenneco Credit Corporation for the
            fiscal year ended December 31, 1988, File No. 0-15095).
  11       --None.
 *12       --Statement re computation of ratio of earnings to fixed charges.
  13       --None.
  16       --None.
  18       --None.
  21       --Omitted pursuant to the reduced disclosure format permitted by
            General Instruction J to Form 10-K.
  22       --None.
  23       --None.
  24       --None.
  27       --Not required.
  28       --None.
  99       --None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tenneco Credit Corporation

                                                     Robert T. Blakely
                                          By___________________________________
                                                     Robert T. Blakely
                                                         President

Date: March 31, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         Robert T. Blakely                                           March 31, 1994
- ------------------------------------
         Robert T. Blakely           Principal Executive Officer
                                      and Director
            E. J. Milan                                              March 31, 1994
- ------------------------------------
            E. J. Milan              Principal Financial and
                                      Accounting Officer and
                                      Director
           Karen R. Osar                                             March 31, 1994
- ------------------------------------
           Karen R. Osar             Director

                                                                      EXHIBIT 12

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             TOTAL ENTERPRISE BASIS

                                  (THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
Income before cumulative effect of a change in
 accounting principle............................... $ 69,592 $ 90,993 $ 64,317
Add:
  Interest expense..................................  160,323  207,194  221,075
  Income taxes......................................   45,902   57,486   37,947
                                                     -------- -------- --------
    Earnings as defined............................. $275,817 $355,673 $323,339
                                                     ======== ======== ========
Fixed charges--interest expense..................... $160,323 $207,194 $221,075
                                                     ======== ======== ========
Ratio of earnings to fixed charges..................     1.72     1.72     1.46
                                                     ======== ======== ========

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
 -------                           -----------------------
  *3(a)      --Certificate of Incorporation of Tenneco Credit Corporation dated
               August 6, 1981 (Exhibit 3(a) to Form 10 Registration Statement of
               Tenneco Credit Corporation, File No. 0-15095).
  *3(b)      --By-Laws of Tenneco Credit Corporation, amended as of March 1,
               1987 (Exhibit 3(b) to Form 10-K of Tenneco Credit Corporation for
               the fiscal year ended December 31, 1989, File No. 0-15095).
  *4(b)(1)   --Indenture between Tenneco Credit Corporation and The Chase
               Manhattan Bank (National Association) dated as of January 15,
               1987 (Exhibit 4(b) to Form 10-K of Tenneco Credit Corporation for
               the fiscal year ended December 31, 1986, File No. 0-15095).
  *4(b)(2)   --First Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               January 16, 1987 (Exhibit 4(c) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1986, File No.
               0-15095).
  *4(b)(3)   --Second Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               February 1, 1987 (Exhibit 4(d) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1986, File No.
               0-15095).
  *4(b)(4)   --Third Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               August 1, 1987 (Exhibit 4(e) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1987, File No.
               0-15095).
  *4(b)(5)   --Fourth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               June 15, 1988 (Exhibit 4(b)(5) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1988, File No.
               0-15095).
  *4(b)(6)   --Fifth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               June 28, 1988 (Exhibit 4(c) to Form 8-K of Tenneco Credit
               Corporation dated June 28, 1988, File No. 0-15095).
  *4(b)(7)   --Sixth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               July 15, 1989 (Exhibit 4(b)(7) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File No.
               0-15095).
  *4(b)(8)   --Seventh Supplemental Indenture between Tenneco Credit
               Corporation and The Chase Manhattan Bank (National Association)
               dated as of August 16, 1989 (Exhibit 4(b)(8) to Form 10-K of
               Tenneco Credit Corporation for the fiscal year ended December 31,
               1989, File No. 0-15095).
  *4(b)(9)   --Eighth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               November 1, 1989 (Exhibit 4(b)(9) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File No.
               0-15095).
  *4(b)(10)  --Ninth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               December 1, 1990 (Exhibit 4(b) to Form 8-K of Tenneco Credit
               Corporation dated December 4, 1990, File No. 0-15095).

- --------
* Exhibit incorporated by reference.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
 -------                          -----------------------
  *4(c)(1)  --Indenture between Tenneco Credit Corporation and The First
             National Bank of Boston dated as of June 15, 1988 (Exhibit 4(c)(1)
             to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
  *4(c)(2)  --First Supplemental Indenture between Tenneco Credit Corporation and The First National Bank of Boston dated as of June 15, 1988
             (Exhibit 4(d) to Form 8-K of Tenneco Credit Corporation dated June
             28, 1988, File No. 0-15095).
 *10(a)     --Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and restated as of
             June 15, 1988 (Exhibit l0(a) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1988, File No.
             0-15095).
 *10(b)     --Investment Agreement among Tenneco Credit Corporation, Tennessee
             Gas Pipeline Company and Tenneco Inc. amended and restated as of
             November 1, 1988 (Exhibit l0(b) to Form 10-K of Tenneco Credit
             Corporation for the fiscal year ended December 31, 1988, File No.
             0-15095).
 *10(c)     --Performance Agreement of Tennessee Gas Pipeline Company as
             amended and restated as of June 14, 1988 (Exhibit l0(c) to Form
             10-K of Tenneco Credit Corporation for the fiscal year ended
             December 31, 1988, File No. 0-15095) .
 *10(d)     --Investment Agreement between Tenneco Credit Corporation and
             Tennessee Gas Pipeline Company (formerly Tenneco Inc.) dated as of
             October 15, 1984; together with an amendment thereto dated January
             14, 1987 (Exhibit l0(d) to Form 8 of Tenneco Credit Corporation
             dated January 14, 1987, File No. 0-15095).
 *10(e)     --Investment Agreement between Tenneco Credit Corporation and
             Tenneco Inc. dated as of June 15, 1988 (Exhibit l0(e) to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December
             31, 1988, File No. 0-15095).
 *10(f)     --Performance Agreement dated as of June 15, 1988 from Tenneco Inc.
             (Exhibit l0(f) to Form 10-K of Tenneco Credit Corporation for the
             fiscal year ended December 31, 1988, File No. 0-15095).
  12        --Statement re computation of ratio of earnings to fixed charges.

- --------
* Exhibit incorporated by reference.