Form 10-Q
period 1994-03-31
TENNECO CREDIT CORP
filed 1994-05-16
CIK 805019

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-15095

                               ----------------

                           TENNECO CREDIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               76-0010368
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                     TENNECO BUILDING, HOUSTON, TEXAS 77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /x/ NO

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

  Common Stock, par value $5 per share:    200 shares as of March 31, 1994

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Credit Corporation and Consolidated Subsidiaries--
    Statement of Income...................................................   2
    Statement of Cash Flows...............................................   3
    Balance Sheet.........................................................   4
    Statement of Changes in Stockholder's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................   8
Part II--Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  10

- - --------
* No such response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                  (THOUSANDS)
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1994    1993
                                                                ------- -------
REVENUE:
  Earned finance charges and interest--
   Affiliated companies........................................ $18,137 $19,225
   Other.......................................................  21,489  43,723
  Rental income from affiliated company........................   1,432   1,432
                                                                ------- -------
  Total revenues...............................................  41,058  64,380
                                                                ------- -------
EXPENSES:
  Interest--
   Commercial paper............................................   1,005   1,090
   Senior notes................................................  30,758  37,029
   Subordinated notes..........................................   2,256   2,230
   Commitment fees and other...................................   1,807   1,700
                                                                ------- -------
                                                                 35,826  42,049
  Depreciation and amortization................................     497     497
  Operating and administrative.................................     751     807
                                                                ------- -------
  Total expenses...............................................  37,074  43,353
                                                                ------- -------
OTHER INCOME--Gain on sale of receivables......................  26,085   1,867
                                                                ------- -------
INCOME BEFORE INCOME TAXES.....................................  30,069  22,894
INCOME TAXES...................................................  12,146   8,697
                                                                ------- -------
NET INCOME..................................................... $17,923 $14,197
                                                                ======= =======

             (The accompanying notes to financial statements are an
                  integral part of this statement of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           -------------------
                                                             1994       1993
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net income.............................................. $  17,923  $ 14,197
  Adjustments to reconcile to cash provided from operating
   activities:
    Depreciation and amortization.........................       497       497
    Deferred income taxes.................................    10,945     7,318
    Decrease in notes and accounts receivable purchased
     from affiliates, net.................................   462,714    16,726
    Change in accounts payable to and receivable from
     affiliates...........................................     3,473   (26,309)
    Decrease in accrued interest..........................   (21,294)  (19,889)
    Increase (decrease) in dealers' reserves..............    (1,963)    5,201
    Change in other assets and other, net.................     2,220    11,481
                                                           ---------  --------
CASH PROVIDED FROM OPERATING ACTIVITIES...................   474,515     9,222
                                                           ---------  --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...............    17,573     8,678
  Purchase of long-term notes receivable..................   (30,916)       --
                                                           ---------  --------
CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES.........   (13,343)    8,678
                                                           ---------  --------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................  (210,976)   21,542
  Retirement of senior notes..............................  (250,200)  (39,450)
                                                           ---------  --------
CASH USED IN FINANCING ACTIVITIES.........................  (461,176)  (17,908)
                                                           ---------  --------
DECREASE IN CASH..........................................        (4)       (8)
BEGINNING CASH BALANCE....................................         4        13
                                                           ---------  --------
ENDING CASH BALANCE....................................... $      --  $      5
                                                           =========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $  56,283  $ 65,401
  Income Taxes............................................ $   1,201  $  1,379

             (The accompanying notes to financial statements are an
                integral part of this statement of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                              MARCH 31,  DECEMBER 31, MARCH 31,
                                                 1994        1993        1993
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $1,536,632  $2,024,575  $2,479,437
 Affiliated companies.......................      61,854      94,968      92,546
                                              ----------  ----------  ----------
                                               1,598,486   2,119,543   2,571,983
Less--Unearned finance charges..............     164,469     224,518     343,642
   Allowance for doubtful receivables.......      10,669      34,863      39,623
                                              ----------  ----------  ----------
                                               1,423,348   1,860,162   2,188,718
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $9,164,
  $8,067 and $11,117 due within one year at
  the respective dates......................     102,945     105,829     144,946
 Affiliated companies.......................     109,596     110,085      68,706
                                              ----------  ----------  ----------
                                                 212,541     215,914     213,652
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $16,754,
 $16,257 and $14,766 at the respective
 dates......................................      52,852      53,349      54,839
                                              ----------  ----------  ----------
Other assets:
 Cash ......................................          --           4           5
 Accounts receivable from affiliates........       3,182       1,730      12,292
 Interest receivable and other..............     104,938     106,667      36,050
                                              ----------  ----------  ----------
                                                 108,120     108,401      48,347
                                              ----------  ----------  ----------
                                              $1,796,861  $2,237,826  $2,505,556
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                     integral part of this balance sheet.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                             MARCH 31,  DECEMBER 31, MARCH 31,
                                                1994        1993        1993
                                             ---------- ------------ ----------
Commercial paper............................ $   29,962  $  240,938  $  151,306
Senior notes, including $287,172, $253,322
 and $376,338 due within one year at the
 respective dates...........................  1,103,884   1,353,593   1,768,373
Subordinated notes..........................     92,100      92,100      92,100
Accounts payable to affiliates..............      9,493       4,449       3,715
Dealers' reserves...........................     16,185      18,148      14,874
Accrued interest............................     22,331      43,625      31,668
Deferred income taxes.......................     21,181       1,171      15,113
                                             ----------  ----------  ----------
                                              1,295,136   1,754,024   2,077,149
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    185,228     185,228     185,228
 Retained earnings..........................    316,496     298,573     243,178
                                             ----------  ----------  ----------
                                                501,725     483,802     428,407
                                             ----------  ----------  ----------
                                             $1,796,861  $2,237,826  $2,505,556
                                             ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                     integral part of this balance sheet.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  185,228  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................  298,573  228,981
   Net income................................................   17,923   14,197
                                                              -------- --------
  Balance end of period......................................  316,496  243,178
                                                              -------- --------
   Total..................................................... $501,725 $428,407
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of this statement of changes in stockholder's equity.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

(3) On April 26, 1994, it was announced that Tenneco Inc. and its subsidiaries ("Tenneco") intend to offer 35% of the common stock of a newly created corporation which will own its farm and construction equipment segment through an initial public offering. After the offering, Tenneco would retain 65% of the new corporation, which would operate under the name of Case Corporation (the "new Case Corporation"). Additionally, after the offering Tenneco Credit Corporation ("Tenneco Credit") will no longer purchase Case Corporation retail receivables. Existing U.S. retail receivables of approximately $1.1 billion at the time of the offering will be collected over their remaining terms. The new Case Corporation will service the retail receivables retained by Tenneco Credit, for which Tenneco Credit will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1997 substantially all of the receivables retained by Tenneco Credit will be liquidated. As a result of transactions described above, the future activities and income of Tenneco Credit will be substantially reduced.



 (The above notes are an integral part of the foregoing financial statements.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             FIRST QUARTER RESULTS

SIGNIFICANT EVENT

  On April 26, 1994, it was announced that Tenneco Inc. and its subsidiaries ("Tenneco") intend to offer 35% of the common stock of a newly created corporation which will own its farm and construction equipment segment through an initial public offering. After the offering, Tenneco would retain 65% of the new corporation, which would operate under the name of Case Corporation (the "new Case Corporation"). Additionally, after the offering Tenneco Credit will no longer purchase Case Corporation retail receivables. Existing U.S. retail receivables of approximately $1.1 billion at the time of the offering will be collected over their remaining terms. The new Case Corporation will service the retail receivables retained by Tenneco Credit, for which Tenneco Credit will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1997 substantially all of the receivables retained by Tenneco Credit will be liquidated. As a result of transactions described above, the future activities and income of Tenneco Credit will be substantially reduced.

REVENUE

  Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") reported total revenues of $41.1 million for the first quarter of 1994, down $23.3 million from the first quarter of 1993. This decrease is attributable to a decrease in Case Corporation ("Case") retail notes receivable due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively. See "Other Income" for additional information. The following sets forth the percentage of revenues from the various sources:

                                                               REVENUE
                                                         ---------------------
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1994        1993
                                                         ---------   ---------
      Case..............................................        75%         85%
      Pipeline..........................................        10           6
      Other.............................................         8           3
                                                         ---------   ---------
        Total from accounts receivable..................        93          94
      Rental............................................         4           2
      Notes receivable..................................         3           4
                                                         ---------   ---------
                                                               100%        100%

  The average yield on Case retail receivables for the first quarter of 1994 was 9.7% compared with 11.7% for the first quarter of 1993. The discount rate charged on pipeline and other short-term receivables was 5.75% during the first quarter of 1994 versus 6.5% during the first quarter of 1993.

  The Company's only leasing activity is the multifuel boiler facility lease to Packaging Corporation of America ("Packaging"), an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended March 31, 1994 and 1993.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to January 1994 nor for February or March 1994.

EXPENSES

  Interest expense totaled $35.8 million for the first quarter of 1994, a decrease of $6.2 million or 15% over 1993. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate for the first quarter of 1994 was 10.1% compared to 8.4% for the first quarter of 1993. The higher average interest rates were due to the maturity of low interest long-term debt.

OTHER INCOME

  In February 1994, the Company received proceeds of $557 million from the sale of certain farm and construction equipment receivables to a limited purpose business trust, which utilized the receivables as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $530 million and accordingly, the Company recognized a pre-tax gain of $25.4 million in February 1994 due to the sale. In addition, the Company recognized a gain of $0.7 million from the sale of trade receivables to Asset Securitization Cooperative Corporation. These receivables originated with Tenneco Inc.'s packaging, automotive and natural gas pipeline subsidiaries.

NET INCOME

  Net income for the first quarter of 1994 was $17.9 million, an increase of $3.7 million or 26% compared with the first quarter of 1993. The increase is primarily attributable to the sale of certain farm and construction equipment receivables as discussed under "Other Income" partially offset by lower yields and reduced levels of receivables associated with the Case retail portfolio.

ASSETS

  The Company had total assets of $1,796.9 million at March 31, 1994, as compared to $2,237.8 million at December 31, 1993, and $2,505.6 million at March 31, 1993. The 28% reduction of total assets at March 31, 1994, versus March 31, 1993, was due primarily to the sale of $1,364 million net book value of certain Case retail receivables. This decrease was partially offset by additional acquisitions of Case retail notes receivable, and pipeline and other accounts receivable.

  As of March 31, 1994, the Company held net trade notes and accounts receivable totaling $1,423.3 million, which accounted for 79% of the Company's total assets. This compares to $1,860.2 million and $2,188.7 million or 83% and 87% of total assets as of December 31, 1993 and March 31, 1993, respectively. Details of these receivables are shown as follows:

                                                  NET TRADE NOTES AND ACCOUNTS
                                                           RECEIVABLE
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1994        1993       1993
                                                --------- ------------ ---------
      Case.....................................     80%        81%         88%
      Pipeline.................................      9         13           8
      Other....................................     11          6           4
                                                   ---        ---         ---
                                                   100%       100%        100%

  Case net trade notes and accounts receivable are $380.3 million and $805.8 million lower at March 31, 1994, compared to December 31, 1993 and March 31, 1993, respectively, due to the sale of certain retail farm and construction equipment receivables to limited purpose business trusts.

  The Company held $102.9 million of notes receivable from non-affiliated companies at March 31, 1994, down from the $105.8 million and $144.9 million held at December 31, 1993 and March 31, 1993, respectively. Long-term receivables from non-affiliated companies represented 6% of the Company's total assets at March 31, 1994.

  As of March 31, 1994, the Company had $52.9 million invested in a multifuel boiler leased to Packaging. The leased facility represented 3% of the Company's total assets at March 31, 1994.

CAPITALIZATION AND CAPITAL RESOURCES

  Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

  The Company's capital requirements have been financed through the issuance of commercial paper, publicly and privately placed medium-term notes, senior public debt and bank loans, subordinated debt, and advances and equity capital from Tenneco Inc., plus earnings retained in the business.

  The Company's total capitalization was $1,727.7 million, $2,170.4 million and $2,440.2 million at March 31, 1994, December 31, 1993 and March 31, 1993,
respectively. The components of capitalization at such dates are set forth in the following table:

                                                         CAPITALIZATION
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1994        1993       1993
                                                --------- ------------ ---------
      Commercial paper.........................      2%        11%          6%
      Medium-term senior debt..................      4          4           4
      Long-term senior debt....................     60         59          68
      Subordinated debt........................      5          4           4
      Stockholder's equity.....................     29         22          18
                                                   ---        ---         ---
                                                   100%       100%        100%


                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: May 16, 1994                        By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                       E. J. Milan
Date: May 16, 1994                        By __________________________________
                                                       E. J. Milan
                                           Principal Financial and Accounting
                                                         Officer

                                                                      EXHIBIT 12

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                               ----------------
                                                                1994     1993
                                                               ------- --------
Net income.................................................... $17,923 $ 14,197
Add:
 Interest expense.............................................  35,826   42,049
 Income taxes.................................................  12,146    8,697
                                                               ------- --------
   Earnings as defined........................................ $65,895 $ 64,943
                                                               ======= ========
Fixed charges--interest expense............................... $35,826 $ 42,049
                                                               ======= ========
Ratio of earnings to fixed charges............................    1.84     1.54
                                                               ======= ========

                               INDEX TO EXHIBITS

                                                                SEQUENTIALLY
 EXHIBIT                                                          NUMBERED
 NUMBER                 DESCRIPTION OF EXHIBIT                     PAGES
 -------                ----------------------                  ------------
     12  --Computation of Ratio of Earnings to Fixed Charges.