Form 10-Q
period 1994-06-30
TENNECO CREDIT CORP
filed 1994-08-12
CIK 805019

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

  Common Stock, par value $5 per share:    200 shares as of June 30, 1994

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Credit Corporation and Consolidated Subsidiaries--
    Statement of Income...................................................   2
    Statement of Cash Flows...............................................   3
    Balance Sheet.........................................................   4
    Statement of Changes in Stockholder's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................   8
Part II--Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  11

- --------
* No such response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                               (THOUSANDS)      (THOUSANDS)
                                              THREE MONTHS    SIX MONTHS ENDED
                                             ENDED JUNE 30,       JUNE 30,
                                             ---------------- -----------------
                                              1994     1993    1994      1993
                                             -------  ------- -------  --------
REVENUES:
  Earned finance charges and interest....... $43,502  $56,980 $83,128  $119,928
  Rental income from affiliated company.....   1,432    1,432   2,864     2,864
                                             -------  ------- -------  --------
  Total revenues............................  44,934   58,412  85,992   122,792
                                             -------  ------- -------  --------
EXPENSES:
  Interest--
   Commercial paper.........................   1,345      723   2,350     1,813
   Senior notes.............................  26,601   34,769  57,359    71,798
   Subordinated notes.......................   2,281    2,280   4,537     4,510
   Commitment fees and other................   1,335    3,415   3,142     5,115
                                             -------  ------- -------  --------
                                              31,562   41,187  67,388    83,236
  Depreciation and amortization.............     497      497     994       994
  Operating and administrative..............  (1,592)     879    (841)    1,686
                                             -------  ------- -------  --------
  Total expenses............................  30,467   42,563  67,541    85,916
                                             -------  ------- -------  --------
OTHER INCOME--Gain (loss) on sale of
 receivables................................    (571)  24,040  25,514    25,907
                                             -------  ------- -------  --------
INCOME BEFORE INCOME TAXES..................  13,896   39,889  43,965    62,783
INCOME TAXES................................   5,641   16,336  17,787    25,033
                                             -------  ------- -------  --------
NET INCOME.................................. $ 8,255  $23,553 $26,178  $ 37,750
                                             =======  ======= =======  ========


             (The accompanying notes to financial statements are an
                  integral part of this statement of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1994       1993
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net income.............................................. $  26,178  $ 37,750
  Adjustments to reconcile to cash provided from operating
   activities:
    Depreciation and amortization.........................       994       994
    Deferred income taxes.................................     2,109        26
    Decrease in notes and accounts receivable purchased
     from affiliates, net.................................   259,636   252,206
    Change in accounts payable to and receivable from
     affiliates...........................................    16,133    (1,977)
    Decrease in accrued interest..........................    (8,809)   (6,239)
    Increase (decrease) in dealers' reserves..............    (3,415)    5,798
    Change in other assets and other, net.................   103,582    24,007
                                                           ---------  --------
CASH PROVIDED FROM OPERATING ACTIVITIES...................   396,408   312,565
                                                           ---------  --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...............   131,240     7,434
  Purchase of long-term notes receivable..................   (35,129)       --
                                                           ---------  --------
CASH PROVIDED FROM INVESTING ACTIVITIES...................    96,111     7,434
                                                           ---------  --------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................  (240,938)   20,448
  Retirement of senior notes..............................  (251,567) (340,455)
                                                           ---------  --------
CASH USED IN FINANCING ACTIVITIES.........................  (492,505) (320,007)
                                                           ---------  --------
INCREASE (DECREASE) IN CASH...............................        14        (8)
BEGINNING CASH BALANCE....................................         4        13
                                                           ---------  --------
ENDING CASH BALANCE....................................... $      18  $      5
                                                           =========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $  75,360  $ 95,274
  Income Taxes............................................ $  15,678  $ 25,908

             (The accompanying notes to financial statements are an
                integral part of this statement of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                               JUNE 30,  DECEMBER 31,  JUNE 30,
                                                 1994        1993        1993
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $1,832,828  $2,024,575  $2,170,723
 Affiliated companies.......................       4,236      94,968     105,555
                                              ----------  ----------  ----------
                                               1,837,064   2,119,543   2,276,278
Less--Unearned finance charges..............     199,895     224,518     280,717
   Allowance for doubtful receivables.......      10,743      34,863      42,323
                                              ----------  ----------  ----------
                                               1,626,426   1,860,162   1,953,238
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $4,917,
  $8,067 and $8,632 due within one year at
  the respective dates......................      71,085     105,829     123,916
 Affiliated companies.......................          --     110,085      98,160
                                              ----------  ----------  ----------
                                                  71,085     215,914     222,076
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $17,251,
 $16,257 and $15,263 at the respective
 dates......................................      52,355      53,349      54,342
                                              ----------  ----------  ----------
Other assets:
 Cash ......................................          18           4           5
 Accounts receivable from affiliates........      43,180       1,730       1,228
 Interest receivable and other..............       3,873     106,667      23,904
                                              ----------  ----------  ----------
                                                  47,071     108,401      25,137
                                              ----------  ----------  ----------
                                              $1,796,937  $2,237,826  $2,254,793
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                     integral part of this balance sheet.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                              JUNE 30,  DECEMBER 31,  JUNE 30,
                                                1994        1993        1993
                                             ---------- ------------ ----------
Commercial paper............................ $       --  $  240,938  $  150,212
Senior notes, including $287,355, $503,322
 and $116,500 due within one year at the
 respective dates...........................  1,102,925   1,353,593   1,467,748
Subordinated notes..........................     92,100      92,100      92,100
Accounts payable to affiliates..............     30,038       4,449      24,163
Dealers' reserves...........................     14,733      18,148      15,471
Accrued interest............................     34,816      43,625      45,318
Deferred income taxes.......................     12,345       1,171       7,821
                                             ----------  ----------  ----------
                                              1,286,957   1,754,024   1,802,833
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    185,228     185,228     185,228
 Retained earnings..........................    324,751     298,573     266,731
                                             ----------  ----------  ----------
                                                509,980     483,802     451,960
                                             ----------  ----------  ----------
                                             $1,796,937  $2,237,826  $2,254,793
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  185,228  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................  298,573  228,981
   Net income................................................   26,178   37,750
                                                              -------- --------
  Balance end of period......................................  324,751  266,731
                                                              -------- --------
   Total..................................................... $509,980 $451,960
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of this statement of changes in stockholder's equity.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

(3) On April 26, 1994, Case Equipment Corporation, a newly organized corporation formed to acquire the farm and construction equipment segment (the "Case Business") of Tenneco Inc. and its consolidated subsidiaries ("Tenneco"), filed a registration statement with the Securities and Exchange Commission to sell to the public shares of its common stock through an initial public offering. On June 24, 1994, Case Equipment Corporation was listed on the New York Stock Exchange following an initial public offering of 20.1 million shares, or approximately 29 percent, of Case Equipment Corporation's 70 million outstanding common shares. On July 1, 1994, Case Equipment Corporation changed its name to "Case Corporation."

  In connection with the offering, Tenneco transferred all of its Case Business assets to Case Equipment Corporation, except for $1.2 billion of existing United States retail receivables, which were retained by Tenneco Credit Corporation ("Tenneco Credit"). Case Equipment Corporation (now Case Corporation) will service the retail receivables retained by Tenneco Credit, for which Tenneco Credit will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1997 substantially all of the farm and construction equipment receivables retained by Tenneco Credit will be liquidated. As a result of transactions described above, the future activities and income of the Company will be substantially reduced.



 (The above notes are an integral part of the foregoing financial statements.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             SECOND QUARTER RESULTS

SIGNIFICANT EVENT

  On April 26, 1994, Case Equipment Corporation, a newly organized corporation formed to acquire the farm and construction equipment segment (the "Case Business") of Tenneco Inc. and its consolidated subsidiaries ("Tenneco"), filed a registration statement with the Securities and Exchange Commission to sell to the public shares of its common stock through an initial public offering. On June 24, 1994, Case Equipment Corporation was listed on the New York Stock Exchange following an initial public offering of 20.1 million shares, or approximately 29 percent, of Case Equipment Corporation's 70 million outstanding common shares. On July 1, 1994, Case Equipment Corporation changed its name to "Case Corporation."

  In connection with the offering, Tenneco transferred all of its Case Business assets to Case Equipment Corporation, except for $1.2 billion of existing United States retail receivables, which were retained by Tenneco Credit Corporation ("Tenneco Credit"). Case Equipment Corporation (now Case Corporation) will service the retail receivables retained by Tenneco Credit, for which Tenneco Credit will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1997 substantially all of the farm and construction equipment receivables retained by Tenneco Credit will be liquidated. As a result of transactions described above, the future activities and income of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") will be substantially reduced. As used hereinafter, "Case" shall refer to "old" Case Corporation, which was renamed Tenneco Equipment Corporation on July 1, 1994.

REVENUES

  The Company reported total revenues of $44.9 million for the second quarter of 1994, down $13.5 million from the second quarter of 1993. This reduction is attributable to a decrease in Case retail notes receivable due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively. See "Other Income" for additional information. The following sets forth the percentage of revenues from the various sources:

                                                              REVENUES
                                                         ---------------------
                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                           1994        1993
                                                         ---------   ---------
      Case..............................................        69%         82%
      Pipeline..........................................         9           7
      Other.............................................        13           6
                                                         ---------   ---------
        Total from accounts receivable..................        91          95
      Rental............................................         3           2
      Notes receivable..................................         6           3
                                                         ---------   ---------
                                                               100%        100%

  The average yield on Case retail receivables for the second quarter of 1994 was 10.5% compared with 11.0% for the second quarter of 1993. The discount rate charged on pipeline and other short-term receivables ranged from 6.50% to 7.50% during the second quarter of 1994 versus 6.0% during the second quarter of 1993.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging Corporation of America ("Packaging"), an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended June 30, 1994 and 1993.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to January 1994 nor for February through June 1994.

EXPENSES

  Interest expense totaled $31.6 million for the second quarter of 1994, a decrease of $9.6 million or 23% over the second quarter of 1993. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate for the second quarter of 1994 was 10.0% compared to 9.6% for the second quarter of 1993. The higher average interest rates were due to the maturity of low interest long-term debt. Operating and administrative expenses decreased $2.5 million primarily due to the reversal of the allowance for bad debt related to Case store receivables.

OTHER INCOME

  Other income for the second quarter of 1994 was a loss of $0.6 million, down from a gain of $24.0 million in the second quarter of 1993. The Company recognized a loss of $0.6 million from the sale of trade receivables originated by Tenneco's packaging, automotive and natural gas pipeline subsidiaries to Asset Securitization Cooperative Corporation in the second quarter of 1994. In the second quarter of 1993, the Company recognized a pre-tax gain of $23.0 million on the sale of certain farm and construction equipment receivables to a limited purpose business trust, which utilized the receivables as collateral for the issuance of asset-backed securities to the public. The receivables sold to the trust had a net book value of $395 million.

NET INCOME

  Net income for the second quarter of 1994 was $8.3 million, a decrease of $15.3 million or 65% compared with the second quarter of 1993. The decrease is primarily attributable to the sale of certain farm and construction equipment receivables as discussed under "Other Income", partially offset by decreased interest expense.

ASSETS

  The Company had total assets of $1,796.9 million at June 30, 1994, as compared to $2,237.8 million at December 31, 1993, and $2,254.8 million at June 30, 1993. The 20% reduction of total assets at June 30, 1994, versus June 30, 1993, was due primarily to the sale of $969 million net book value of certain Case retail receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in November 1993 and February 1994. This decrease was partially offset by additional acquisitions of Case retail notes receivable, and pipeline and other accounts receivable and lower trade receivable sales to Asset Securitization Cooperative Corporation.

  As of June 30, 1994, the Company held net trade notes and accounts receivable totaling $1,626.4 million, which accounted for 91% of the Company's total assets. This compares to $1,860.2 million and $1,953.2 million or 83% and 87% of total assets as of December 31, 1993 and June 30, 1993, respectively. Details of these receivables are shown as follows:

                                                   NET TRADE NOTES AND ACCOUNTS
                                                            RECEIVABLE
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1994       1993       1993
                                                  -------- ------------ --------
      Case.......................................    62%        81%        87%
      Pipeline...................................    15         13          8
      Other......................................    23          6          5
                                                    ---        ---        ---
                                                    100%       100%       100%

  Case net trade notes and accounts receivable are $509.4 million and $697 million lower at June 30, 1994, compared to December 31, 1993 and June 30, 1993, respectively, due to the sale of certain retail farm and construction equipment receivables to limited purpose business trusts.

  The Company held $71.1 million of notes receivable from non-affiliated companies at June 30, 1994, down from the $105.8 million and $123.9 million held at December 31, 1993 and June 30, 1993, respectively. Long-term receivables from non-affiliated companies represented 4% of the Company's total assets at June 30, 1994.

  As of June 30, 1994, the Company had $52.4 million invested in a multifuel boiler leased to Packaging. The leased facility represented 3% of the Company's total assets at June 30, 1994.

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

  The Company's total capitalization was $1,705.0 million, $2,170.4 million and $2,162.0 million at June 30, 1994, December 31, 1993 and June 30, 1993,
respectively. The components of capitalization at such dates are set forth in the following table:

                                                          CAPITALIZATION
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1994       1993       1993
                                                  -------- ------------ --------
      Commercial paper...........................    --%        11%         7%
      Medium-term senior debt....................     4          4          5
      Long-term senior debt......................    60         59         63
      Subordinated debt..........................     6          4          4
      Stockholder's equity.......................    30         22         21
                                                    ---        ---        ---
                                                    100%       100%       100%

                               SIX MONTH RESULTS

REVENUES

  For the six months of 1994, revenue totaled $86.0 million, down 30% from the $122.8 million reported for the same period in 1993. This reduction is attributable to lower average Case receivable balances. The decrease in Case retail notes is due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which issued asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively.

  On a percentage basis, revenues for the six-month period were generated from the following:

                                                               REVENUES
                                                           -------------------
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
      Case................................................       72%        83%
      Pipeline............................................       10          7
      Other...............................................       11          5
                                                           --------   --------
        Total from accounts receivable....................       93         95
      Rental..............................................        3          2
      Notes receivable....................................        4          3
                                                           --------   --------
                                                                100%       100%

  Discount rates on short-term accounts receivable during the first six months of 1994 ranged from 5.75% to 7.5% as compared to a range of 6.0% to 6.5% for the first six months of 1993. The average yield on Case retail receivables for the six month period decreased to 9.8% in 1994 from 11.5% in 1993.

EXPENSES

  Interest expense for the six months ended June 30, 1994, was $67.4 million versus $83.2 million for the same period in 1993. The $15.8 million decrease was due to lower levels of long-term and short-term debt for the first six months of 1994. Operating and administrative expense decreased $2.5 million as discussed in "Second Quarter Results--Expenses."

OTHER INCOME

  Other income for the six months ended June 30, 1994, was $25.5 million versus $25.9 million for the same period in 1993. Other income was primarily attributable to the pre-tax gain on the sale of certain farm and construction equipment receivables to limited purpose business trusts in May 1993 and February 1994. See discussion in "Other Income" under Second Quarter Results.

NET INCOME

  Net income for the first six months of 1994 was $26.2 million, a decrease of $11.6 million from net income of $37.8 million for the 1993 period. This reduction was primarily due to lower Case revenues, partially offset by decreased interest expense.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: August 12, 1994                     By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                       E. J. Milan
Date: August 12, 1994                     By __________________________________
                                                       E. J. Milan
                                           Principal Financial and Accounting
                                                         Officer

                                                                      EXHIBIT 12

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
Net income................................................... $ 26,178 $ 37,750
Add:
 Interest expense............................................   67,388   83,236
 Income taxes................................................   17,787   25,033
                                                              -------- --------
   Earnings as defined....................................... $111,353 $146,019
                                                              ======== ========
Fixed charges--interest expense.............................. $ 67,388 $ 83,236
                                                              ======== ========
Ratio of earnings to fixed charges...........................     1.65     1.75
                                                              ======== ========

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