Form 10-Q
period 1994-09-30
TENNECO CREDIT CORP
filed 1994-11-10
CIK 805019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

  Common Stock, par value $5 per share:    200 shares as of September 30, 1994

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Credit Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Stockholder's Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................   8
Part II--Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  11

- --------
* No such response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                (THOUSANDS)      (THOUSANDS)
                                               THREE MONTHS
                                              ENDED SEPTEMBER NINE MONTHS ENDED
                                                    30,         SEPTEMBER 30,
                                              --------------- -----------------
                                               1994    1993     1994     1993
                                              ------- ------- -------- --------
REVENUES:
  Earned finance charges and interest........ $36,401 $57,587 $119,529 $177,515
  Rental income from affiliated company......   1,432   1,432    4,296    4,296
                                              ------- ------- -------- --------
  Total revenues.............................  37,833  59,019  123,825  181,811
                                              ------- ------- -------- --------
EXPENSES:
  Interest--
   Commercial paper..........................     867   1,460    3,217    3,273
   Senior notes..............................  22,535  33,782   79,894  105,580
   Subordinated notes........................   2,280   2,281    6,817    6,791
   Commitment fees and other.................     703   1,639    3,845    6,754
                                              ------- ------- -------- --------
                                               26,385  39,162   93,773  122,398
  Depreciation and amortization..............     497     497    1,491    1,491
  Operating and administrative...............   7,888     894    7,047    2,580
                                              ------- ------- -------- --------
  Total expenses.............................  34,770  40,553  102,311  126,469
                                              ------- ------- -------- --------
OTHER INCOME--Net gain on sale of
 receivables.................................  10,050   1,600   35,564   27,507
                                              ------- ------- -------- --------
INCOME BEFORE INCOME TAXES...................  13,113  20,066   57,078   82,849
INCOME TAXES.................................   5,043   7,936   22,830   32,969
                                              ------- ------- -------- --------
NET INCOME................................... $ 8,070 $12,130 $ 34,248 $ 49,880
                                              ======= ======= ======== ========


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1994       1993
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net income.............................................. $  34,248  $ 49,880
  Adjustments to reconcile to cash provided from operating
   activities:
    Depreciation and amortization.........................     1,491     1,491
    Deferred income taxes.................................     6,454     6,630
    Decrease in notes and accounts receivable purchased
     from affiliates, net.................................   520,299   156,379
    Change in accounts payable to and receivable from
     affiliates...........................................    (8,779)  (21,749)
    Decrease in accrued interest..........................   (25,437)  (22,167)
    Increase (decrease) in dealers' reserves..............   (18,148)    3,640
    Change in other assets and other, net.................   104,268    21,149
                                                           ---------  --------
CASH PROVIDED FROM OPERATING ACTIVITIES...................   614,396   195,253
                                                           ---------  --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...............   163,234    31,922
  Purchase of long-term notes receivable..................   (35,129)       --
                                                           ---------  --------
CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES.........   128,105    31,922
                                                           ---------  --------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................  (240,938)  113,563
  Retirement of senior notes..............................  (501,566) (340,705)
                                                           ---------  --------
CASH USED IN FINANCING ACTIVITIES.........................  (742,504) (227,142)
                                                           ---------  --------
INCREASE (DECREASE) IN CASH...............................        (3)       33
BEGINNING CASH BALANCE....................................         4        13
                                                           ---------  --------
ENDING CASH BALANCE....................................... $       1  $     46
                                                           =========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $ 118,373  $153,204
  Income taxes............................................ $  16,376  $ 48,196

             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                     (THOUSANDS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1994          1993         1993
                                       ------------- ------------ -------------
Notes and accounts receivable
 purchased from affiliates:
 Customers............................  $1,540,100    $2,024,575   $2,274,822
 Affiliated companies.................       3,198        94,968       94,479
                                        ----------    ----------   ----------
                                         1,543,298     2,119,543    2,369,301
Less--Unearned finance charges........     167,597       224,518      280,113
   Allowance for doubtful receivables.       9,938        34,863       40,123
                                        ----------    ----------   ----------
                                         1,365,763     1,860,162    2,049,065
                                        ----------    ----------   ----------
Notes receivable:
 Non-affiliated companies, including
  $4,917, $8,067 and $9,451 due within
  one year at the respective dates....      71,085       105,829      137,619
 Affiliated companies.................          --       110,085       71,894
                                        ----------    ----------   ----------
                                            71,085       215,914      209,513
                                        ----------    ----------   ----------
Equipment under operating leases (at
 cost), less accumulated depreciation
 of $17,748, $16,257 and $15,760 at
 the respective dates.................      51,858        53,349       53,845
                                        ----------    ----------   ----------
Other assets:
 Cash ................................           1             4           46
 Accounts receivable from affiliates..      13,142         1,730        2,855
 Interest receivable and other........       3,597       106,667       15,219
                                        ----------    ----------   ----------
                                            16,740       108,401       18,120
                                        ----------    ----------   ----------
                                        $1,505,446    $2,237,826   $2,330,543
                                        ==========    ==========   ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                           (THOUSANDS EXCEPT SHARE AMOUNTS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1994          1993         1993
                                       ------------- ------------ -------------
Commercial paper......................  $       --    $  240,938   $  243,327
Senior notes, including $237,355,
 $503,322 and $366,250 due within one
 year at the respective dates.........     853,336     1,353,593    1,467,880
Subordinated notes....................      92,100        92,100       92,100
Accounts payable to affiliates........       7,082         4,449        6,018
Dealers' reserves.....................          --        18,148       13,313
Accrued interest......................      18,188        43,625       29,390
Deferred income taxes.................      16,690         1,171       14,425
                                        ----------    ----------   ----------
                                           987,396     1,754,024    1,866,453
                                        ----------    ----------   ----------
Stockholder's equity:
 Common stock, par value $5 per share,
  authorized, issued and outstanding
  200 shares..........................           1             1            1
 Capital surplus......................     185,228       185,228      185,228
 Retained earnings....................     332,821       298,573      278,861
                                        ----------    ----------   ----------
                                           518,050       483,802      464,090
                                        ----------    ----------   ----------
                                        $1,505,446    $2,237,826   $2,330,543
                                        ==========    ==========   ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                              NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  185,228  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................  298,573  228,981
   Net income................................................   34,248   49,880
                                                              -------- --------
  Balance end of period......................................  332,821  278,861
                                                              -------- --------
   Total..................................................... $518,050 $464,090
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

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

  On October 28, 1994, Tenneco Inc. announced a secondary public offering of
  15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's farm and construction equipment segment. Tenneco Inc. expects the offering to reduce its holdings in the farm and construction equipment segment from approximately 71 percent to approximately 49 percent.



 (The above notes are an integral part of the foregoing financial statements.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             THIRD QUARTER RESULTS

SIGNIFICANT EVENT

  On October 28, 1994, Tenneco Inc. announced a secondary public offering of
15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's farm and construction equipment segment. Tenneco Inc. expects the offering to reduce its holdings in the farm and construction equipment segment from approximately 71 percent to approximately 49 percent.

REVENUES

  The Company reported total revenues of $37.8 million for the third quarter of 1994, down $21.2 million from the third quarter of 1993. This reduction is attributable to a decrease in Case retail notes receivable due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively. The following sets forth the percentage of revenues from the various sources:

                                                              REVENUES
                                                         ---------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           1994        1993
                                                         ---------   ---------
      Case..............................................        64%         85%
      Pipeline..........................................        11           6
      Other.............................................        19           4
                                                         ---------   ---------
        Total from accounts receivable..................        94          95
      Rental............................................         4           2
      Notes receivable..................................         2           3
                                                         ---------   ---------
                                                               100%        100%

  The average yield on Case retail receivables for the third quarter of 1994 was 10.4% compared with 12.1% for the third quarter of 1993. The discount rate charged on pipeline and other short-term receivables ranged from 7.5% to 8.0% during the third quarter of 1994 versus 6.0% during the third quarter of 1993.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging Corporation of America ("Packaging"), an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended September 30, 1994 and 1993.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to January 1994 nor for February through September 1994.

EXPENSES

  Interest expense totaled $26.4 million for the third quarter of 1994, a decrease of $12.8 million or 33% over the third quarter of 1993. This decrease resulted from lower levels of long-term and short-term debt.

The average interest rate for the third quarter of 1994 was 9.7% compared to 9.1% for the third quarter of 1993. The higher average interest rate was due to the maturity of low interest long-term debt. Operating and administrative expenses increased from $0.9 million in the third quarter of 1993 to $7.9 million in the third quarter of 1994 primarily due to fees paid to Case to service Case U.S. retail notes receivable retained by Tenneco Credit.

OTHER INCOME

  Other income for the third quarter of 1994 was $10.1 million, up from $1.6 million in the third quarter of 1993. The $8.5 million increase was due to a gain on the sale of dealer owned rental yard receivables to Case.

NET INCOME

  Net income for the third quarter of 1994 was $8.1 million, a decrease of $4.0 million or 33% compared with the third quarter of 1993. The decrease is primarily attributable to lower earned finance charges due to the sale of certain farm and construction equipment receivables as discussed under "Revenues", partially offset by decreased interest expense due to the repayments of debt.

ASSETS

  The Company had total assets of $1,505.4 million at September 30, 1994, as compared to $2,237.8 million at December 31, 1993, and $2,330.5 million at September 30, 1993. The 35% reduction of total assets at September 30, 1994, versus September 30, 1993, was due primarily to the sale of $969 million net book value of certain Case retail receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in November 1993 and February 1994. This decrease was partially offset by additional acquisitions of Case retail notes receivable, and pipeline and other accounts receivable and lower trade receivable sales to Asset Securitization Cooperative Corporation.

  As of September 30, 1994, the Company held net trade notes and accounts receivable totaling $1,365.8 million, which accounted for 91% of the Company's total assets. This compares to $1,860.2 million and $2,049.1 million or 83% and 88% of total assets as of December 31, 1993 and September 30, 1993, respectively. Details of these receivables are shown as follows:

                                        NET TRADE NOTES AND ACCOUNTS RECEIVABLE
                                        ----------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                            1994          1993         1993
                                        ------------- ------------ -------------
      Case.............................       63%          81%           87%
      Pipeline.........................       14           13             9
      Other............................       23            6             4
                                             ---          ---           ---
                                             100%         100%          100%

  Case net trade notes and accounts receivable are $651.7 million and $911.6 million lower at September 30, 1994, compared to December 31, 1993 and September 30, 1993, respectively, due to the sale of certain retail farm and construction equipment receivables to limited purpose business trusts.

  The Company held $71.1 million of notes receivable from non-affiliated companies at September 30, 1994, down from $105.8 million and $137.6 million held at December 31, 1993 and September 30, 1993, respectively. Long-term receivables from non-affiliated companies represented 5% of the Company's total assets at September 30, 1994.

  As of September 30, 1994, the Company had a net recorded investment of $51.9 million in a multifuel boiler leased to Packaging. The leased facility represented 3% of the Company's total assets at September 30, 1994.

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

  The Company's total capitalization was $1,463.5 million, $2,170.4 million and $2,267.4 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. The components of capitalization at such dates are set forth in the following table:

                                                     CAPITALIZATION
                                        ----------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                            1994          1993         1993
                                        ------------- ------------ -------------
      Commercial paper.................       --%          11%           11%
      Medium-term senior debt..........        5            4             4
      Long-term senior debt............       53           59            60
      Subordinated debt................        6            4             4
      Stockholder's equity.............       36           22            21
                                             ---          ---           ---
                                             100%         100%          100%

                               NINE MONTH RESULTS

REVENUES

  For the first nine months of 1994, revenue totaled $123.8 million, down 32% from the $181.8 million reported for the same period in 1993. This reduction is attributable to lower average Case receivable balances. The decrease in Case retail notes is due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which issued asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively.

  On a percentage basis, revenues for the nine-month period were generated from the following:

                                                               REVENUES
                                                           -------------------
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
      Case................................................       70%        84%
      Pipeline............................................       10          6
      Other...............................................       13          5
                                                           --------   --------
        Total from accounts receivable....................       93         95
      Rental..............................................        3          2
      Notes receivable....................................        4          3
                                                           --------   --------
                                                                100%       100%

  Discount rates on short-term accounts receivable during the first nine months of 1994 ranged from 5.75% to 8.0% as compared to a range of 6.0% to 6.5% for the first nine months of 1993. The average yield on Case retail receivables for the nine month period decreased to 10.1% in 1994 from 11.6% in 1993.

EXPENSES

  Interest expense for the nine months ended September 30, 1994, was $93.8 million versus $122.4 million for the same period in 1993. The $28.6 million decrease was due to lower levels of long-term and short-term debt for the first nine months of 1994. Operating and administrative expense increased $4.5 million due to fees paid to Case to service Case U.S. retail notes receivable retained by Tenneco Credit.

OTHER INCOME

  Other income for the nine months ended September 30, 1994, was $35.6 million versus $27.5 million for the same period in 1993. Other income for both periods was primarily comprised of the pre-tax gain on the sale of certain farm and construction equipment receivables to limited purpose business trusts in May 1993 and February 1994 and to a gain on the sale of dealer owned rental yard receivables to Case in 1994.

NET INCOME

  Net income for the first nine months of 1994 was $34.2 million, a decrease of $15.7 million from net income of $49.9 million for the 1993 period. This reduction was primarily due to lower Case revenues, due to the sale of certain farm and construction equipment receivables as discussed under "Revenues," partially offset by decreased interest expense due to repayments of debt.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.
   27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: November 9, 1994                    By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                       E. J. Milan
Date: November 9, 1994                    By __________________________________
                                                       E. J. Milan
                                           Principal Financial and Accounting
                                                         Officer