Form 10-Q/A
period 1994-09-30
TENNECO CREDIT CORP
filed 1994-11-10
CIK 805019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

   27--Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: November 10, 1994                    By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                       E. J. Milan
Date: November 10, 1994                    By __________________________________
                                                       E. J. Milan
                                           Principal Financial and Accounting
                                                         Officer