Form 10-K
TENNECO CREDIT CORP
filed 1995-03-30
CIK 805019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
       -------------------                             -----------------------
          9% Notes due 1995                            New York Stock Exchange
       9 1/4% Notes due 1996                           New York Stock Exchange
      10 1/8% Notes due 1997                           New York Stock Exchange
       9 5/8% Notes due 2001                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $5.00 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   ----

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                      None

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Common Stock, par value $5 per share     200 Shares as of March 27, 1995

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION J(1)(A) AND (B) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
    Item 1.  Business....................................................     1
    Item 2.  Properties..................................................     6
    Item 3.  Legal Proceedings...........................................     6
    Item 4.  Submission of Matters to a Vote of Security Holders.........     *
PART II.
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters........................................     7
    Item 6.  Selected Financial Data.....................................     *
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     7
    Item 8.  Financial Statements and Supplementary Data.................     9
              Index to Financial Statements of Tenneco Credit Corporation
                and Consolidated Subsidiaries............................     9
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    22
PART III.
    Item 10. Directors and Executive Officers of the Registrant..........     *
    Item 11. Executive Compensation......................................     *
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................     *
    Item 13. Certain Relationships and Related Transactions..............     *
PART IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
              8-K........................................................    22
             Financial Statements Included in Item 8.....................    22
             Index to Financial Statements and Schedules Included in Item
              14.........................................................    22
             Schedules Omitted as Not Required or Inapplicable...........    22
             Reports on Form 8-K.........................................    23
             Exhibits....................................................    23

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

  The Company's headquarters are located at 1010 Milam, Houston, Texas 77002. The Company has no employees, and employees of Tenneco Management Company, a subsidiary of Tenneco Inc., render all services to the Company that are necessary for the conduct of its operations.

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

  Under the Operating Agreement, the Company purchases trade receivables from the Tenneco Subsidiaries at a purchase price equal to the trade account balances being acquired less a discount agreed by the Company and the Tenneco Subsidiaries at the time of sale. The average yield for 1994 on retail receivables purchased from Case Corporation ("Case") was 10.1%, down from 11.4% in 1993. The discount rate charged on pipeline and other short-term receivables ranged from 5.75% to 8.75% during 1994 and from 5.75% to 6.50% during 1993. Sales of receivables to the Company under the Operating Agreement are without recourse to the selling Tenneco Subsidiaries.

  Prior to June 1994, Case sold all of its domestic retail receivables to the Company. Those receivables arose from sales by stores owned by Case and sales through independent dealers. As an incentive to dealers to assist in assuring the collectibility of their receivables, the purchase price discount included an amount for possible losses that may arise from their receivables. This portion of the discount became payable to the dealers as their receivables were collected and was recorded by the Company as a dealers' reserve. Any loss arising from the uncollectibility of a dealer's receivables was charged against this dealer's reserve; any excess losses were recorded as a loss by the Company.

  Prior to June 30, 1994, Case and its subsidiaries were wholly-owned subsidiaries of Tenneco Inc. On June 23, 1994, pursuant to a Reorganization Agreement dated as of that date (the "Reorganization Agreement"), Case acquired the business and assets of the farm and construction equipment business of Tenneco Inc. and subsidiaries (such acquisition being referred to hereinafter as the "Reorganization"). As a result of the Reorganization, Tenneco Inc. and certain of its subsidiaries owned 100% of the outstanding common stock of Case and (subject to a legally binding commitment to sell) 100% of Case's Series A Cumulative Convertible Preferred Stock. In June, November and December 1994, Tenneco Inc. and certain of its subsidiaries sold an aggregate of approximately 56% of the outstanding shares of Case in two underwritten public offerings. Also in June 1994, the subsidiaries of Tenneco Inc. that owned the Series A Cumulative Convertible Preferred Stock sold such shares to unaffiliated investors by means of a private offering.

  As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's newly formed United States finance subsidiary. Case services the retail receivables retained by the Company, for which it receives a monthly servicing fee based on the amount of net receivables outstanding at the beginning of each month. At December 31, 1994, approximately $879 million of the Case retail receivables remained outstanding. It is estimated that the Case receivables retained by the Company will be substantially liquidated by 1999.

  Generally, trade accounts receivable purchased from Case pursuant to the Operating Agreement had original maturities ranging from 24 months to 60 months. As of December 31, 1994, the weighted average remaining life to maturity of trade accounts receivable purchased from Case was approximately 22 months. Most of the trade accounts receivable purchased from other Tenneco Subsidiaries pursuant to the Operating Agreement have an original maturity of 30 to 60 days. The Operating Agreement does not restrict the maturities of receivables that may be purchased by the Company.

  As of December 31, 1994, and December 31, 1993, the Company held trade notes and accounts receivable that it had purchased from Tenneco Subsidiaries as follows:

                                                                (THOUSANDS)
                                                               DECEMBER 31,
                                                           ---------------------
                                                              1994       1993
                                                           ---------- ----------
Gross Receivables
  Case.................................................... $  882,817 $1,768,353
  Pipeline................................................    259,911    236,786
  Other...................................................    383,875    114,404
                                                           ---------- ----------
    Subtotal..............................................  1,526,603  2,119,543
Less: Unearned Finance Charges
  Case....................................................    134,955    222,061
  Pipeline................................................      1,158        888
  Other...................................................      1,387      1,569
                                                           ---------- ----------
    Subtotal..............................................    137,500    224,518
Less: Allowance for Doubtful Accounts--Case...............      9,554     34,863
                                                           ---------- ----------
    Net Receivables....................................... $1,379,549 $1,860,162
                                                           ========== ==========

  See Note 3 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries for an analysis of the maturities of the trade notes and accounts receivable held by the Company on December 31, 1994.

  In addition to purchasing receivables under the Operating Agreement, the Company has acquired, and may acquire in the future, long-term receivables of subsidiaries of Tenneco Inc. As of December 31, 1994, the Company held $67 million of such receivables. Purchases of long-term receivables are not made pursuant to the Operating Agreement, and the terms of such purchases are negotiated on an arm's length basis by the Company and the seller at the time of purchase.

TENNECO SUBSIDIARIES

  As of December 31, 1994, the Company held trade notes and accounts receivable purchased under the Operating Agreement from twelve Tenneco Subsidiaries. The information below is provided with respect to those Tenneco Subsidiaries from which the Company has purchased or expects to purchase a substantial amount of trade receivables.

  Case and its subsidiaries manufacture a full line of farm equipment and light- and medium-sized construction equipment. Prior to June 30, 1994, Case and its subsidiaries were wholly-owned subsidiaries of Tenneco Inc. See "Purchase of Receivables" above. As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's newly formed United States finance subsidiary. At December 31, 1994, approximately $879 million of the Case retail receivables remained outstanding. It is estimated that the Case receivables retained by the Company will be substantially liquidated by 1999.

  The principal business operations of Tenneco Automotive and its affiliates are Walker Manufacturing Company and Monroe Auto Equipment Company. Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for sale as replacement equipment. Monroe Auto Equipment Company and its affiliates are engaged principally in the design, manufacture and distribution of original equipment and replacement ride control products.

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

  Packaging Corporation of America ("Packaging") and other subsidiaries of Tenneco Inc. manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, disposable plastic and aluminum containers, molded fiber products and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries.

OTHER INVESTMENTS

  The Company owns a 95% limited partner interest in a partnership that owns a multifuel boiler that is leased to Packaging for use in its paper mill at Counce, Tennessee, pursuant to an agreement designed to return to the Company its investment and a return on investment during the term of the lease.

RELATIONSHIP WITH TENNECO INC.

  The Company's business is substantially dependent upon the level of operations conducted by the Tenneco Subsidiaries. Accordingly, lower levels of sales from such operations could result in a reduction in the level of finance operations of the Company. See "Purchase of Receivables" above.

  The agreements described below have been entered into by or among Tenneco Inc., the Company and the Tenneco Subsidiaries and relate to the operations of the Company. These agreements, which are governed by New York law, are enforceable by holders of the Unaffiliated Debt (as defined in the Investment Agreement described below). The following are summaries of certain provisions contained in such agreements, copies of which are filed as exhibits to this annual report. Such summaries do not purport to be complete descriptions of all the terms and provisions of such agreements, and reference is made to such agreements for the complete terms and provisions thereof.

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

  The Operating Agreement contains representations and warranties of the Tenneco Subsidiaries to the effect that (i) the amount of receivables purchased will be true and correct at the time of purchase; (ii) at the time of assignment, each receivable will be recorded on the books of the selling Tenneco Subsidiary as an account receivable and will represent a valid and legally enforceable obligation incurred in connection with the sale or lease of a product or service; (iii) each assignment of receivables to the Company will vest in the Company the right, title and interest in and to such receivables and the proceeds of collection therefrom free and clear from claims of third persons; (iv) at the time of assignment, beneficial ownership of such assigned receivable will not have been conveyed to any other person; (v) the receivables assigned to the Company will be free and clear of all liens and encumbrances and will not be subject to any setoff or counterclaim, except as provided by law; (vi) each receivable assigned to the Company will conform with any and all applicable laws and governmental rules and regulations; and (vii) all obligations to be performed by or on behalf of the selling Tenneco Subsidiary in connection with such receivables will have been or will be promptly fulfilled. Each Tenneco Subsidiary has agreed to indemnify the Company for any loss that it sustains as a result of any breach of a representation or warranty. Although each Tenneco Subsidiary has made the foregoing representations, it has not warranted the ultimate collectibility of receivables that it sells to the Company. These representations and warranties do not apply to sales of receivables by Tenneco Subsidiaries that are sold outside of the Operating Agreement.

 Performance Agreement

  Tenneco Inc. has agreed, pursuant to a Performance Agreement dated as of June 15, 1988 (the "Performance Agreement"), to guarantee to the Company the due and punctual performance of the obligations of each of the Tenneco Subsidiaries under the Operating Agreement when and as the same shall become due and payable or performable. The obligations of Tenneco Inc. under the Performance Agreement are continuing, absolute and unconditional and are not subject to any defense that might otherwise be available to the selling Tenneco Subsidiary.

  Tennessee entered into a Performance Agreement dated as of June 14, 1988, that is substantially identical to the Performance Agreement of Tenneco Inc. except that Tennessee guarantees only the obligations of sellers that are subsidiaries of Tennessee.

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

    "Subordinated Debt" means the following:

      (i) Unaffiliated Debt which is subordinate in right of payment to Senior Debt and inferior to Senior Debt with respect to the general assets of the Company, and

      (ii) Affiliated Debt.

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

    (iv) At all times when the Company incurs Unaffiliated Debt it will own assets in an amount at least equivalent to 125% of the aggregate amount of Senior Debt outstanding after giving effect to the issuance of such Unaffiliated Debt.

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

  A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to or following January 1994.

  The Company and Tennessee also are parties to an investment agreement that enures to the benefit of holders of Unaffiliated Debt (as defined in that agreement) outstanding on January 14, 1987, and the Company, Tennessee and Tenneco Inc. are parties to another agreement that enures to the benefit of holders of Unaffiliated Debt issued after January 14, 1987, and prior to June 14, 1988, and certain holders of Unaffiliated Debt outstanding on January 14, 1987. The principal differences between the two agreements are that (i) under the former agreement the definition of "Debt" does not include obligations of subsidiaries of the Company and (ii) the definition of "Fixed Charges" in the former agreement is limited to that which is charged as an expense on the Company's income statement.

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

ITEM 2. PROPERTIES.

  The Company believes that the multifuel boiler leased to Packaging is well maintained and in good operating condition. This boiler is subject to a mortgage and other security interests that secure indebtedness assumed by a subsidiary of the Company in connection with the acquisition of the boiler.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  All of the capital stock of the Company is owned by Tenneco Inc. and, therefore, there is no trading market for such securities. See Note 1 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries. The Company paid no dividends in 1994 and 1993. During 1992, the Company declared and paid $45 million in dividends. The Company may pay additional dividends to Tenneco Inc. from time to time depending upon the profitability, liquidity and capital requirements of the Company. See "Relationship with Tenneco Inc.--Investment Agreement" under Item 1 for information concerning restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Pursuant to paragraph (2)(a) of General Instruction J to Form 10-K, the following analysis explains the reasons for material changes in the amount of revenue and expense items between 1994, 1993 and 1992.

 Revenues

  The Company and its consolidated subsidiaries reported total revenues of $160 million in 1994, down 31% or $73 million from 1993 and down 52% or $171 million from 1992. This decrease is attributable to a decrease in Case retail receivables due to the sale of $395 million, $439 million and $530 million net book value of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in May 1993, November 1993 and February 1994, respectively. See "Other Income" for additional information.

  Presented below are the percentages of revenues from the various sources for the years ended December 31:

                                                                  REVENUES
                                                               ----------------
                                                               1994  1993  1992
                                                               ----  ----  ----
      Case....................................................  65%   82%   83%
      Pipeline................................................  10     7     4
      Other...................................................  18     6     8
                                                               ---   ---   ---
        Total From Accounts Receivable........................  93    95    95
      Rental and Other Income.................................   4     2     2
      Notes Receivable........................................   3     3     3
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  Revenues generated by the purchase of Case receivables include finance charges earned on trade and other receivables and earned on third party trade receivables. The average yield on Case retail receivables for 1994 was 10.1%, down from 11.4% in 1993 and 11.8% in 1992. Discount rates charged on pipeline and other short-term receivables purchased ranged from 5.75% to 8.75% during 1994 as compared to ranges of 5.75% to 6.50% and 6.50% to 8.50% for 1993 and 1992, respectively.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging. Leasing activities provided $6 million of revenues in each of the years 1994, 1993 and 1992.

  Under an Investment Agreement between the Company and Tenneco Inc., the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to or following January 1994.

  Subsequent to the Case reorganization, the Case retail financing activities have been conducted by Case's newly formed United States finance subsidiary. As the Company no longer purchases Case retail receivables future revenues and income will continue to decline as the remaining retail receivable balance is collected. See Note 2 of the Notes to Financial Statements.

 Expenses

  During 1994, interest expense totaled $117 million representing a decrease of $43 million or 27% and a decrease of $90 million or 43% over 1993 and 1992, respectively. The decrease resulted from lower average total debt outstanding in 1994. The average interest rate for 1994 was 9.8% compared to 9.0% in 1993 and 8.9% in 1992. The higher average interest rate in 1994 was due to the maturity of lower interest long-term debt. The increase in operating and administrative costs during 1994 was primarily attributable to service fees paid to Case related to the Case retail receivables retained by the Company.

 Other Income

  In May 1993, November 1993 and February 1994, the Company received net proceeds of $418 million, $459 million and $555 million, respectively, from the sale of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $395 million, $439 million and $530 million and accordingly, the Company recognized a pre-tax gain of $23 million, $20 million and $25 million in May 1993, November 1993 and February 1994, respectively, due to these sales. In addition, the Company recognized a gain of $6 million and $1 million from the sale of trade receivables to Asset Securitization Cooperative Corporation in 1993 and 1994, respectively. These receivables originated with Tenneco Inc.'s packaging, automotive parts and natural gas subsidiaries.

 Net Income

  Net income for 1994 of $41 million represented a decrease of 41% from 1993 net income of $70 million and a 54% decrease from 1992 net income of $90 million. The decrease in net income from 1993 to 1994 was primarily attributable to decreased revenues due to the lower levels of Case retail receivables and lower gains on the receivable sales. See "Other Income" above. This revenue decline was partially offset by lower interest expense.

 Assets

  The Company had total assets of $1,516 million at December 31, 1994, compared to $2,238 million at December 31, 1993. The 32% decrease from year-end 1993 is due primarily to the sale of $530 million net book value of Case retail receivables. The proceeds from this sale were primarily utilized to retire debt.

  As of December 31, 1994, the Company held net trade notes and accounts receivable purchased from affiliates totaling $1,380 million, which made up 91% of the Company's total assets. This compares to $1,860 million or 83% of assets as of December 31, 1993. Details of these receivables are shown as follows:

                                                          NET TRADE NOTES AND
                                                          ACCOUNTS RECEIVABLE
                                                       -------------------------
                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1993
                                                       ------------ ------------
      Case............................................      53%          81%
      Pipeline........................................      19           13
      Other...........................................      28            6
                                                           ---          ---
                                                           100%         100%
                                                           ===          ===

  Case net trade notes and accounts receivable are $773 million lower at December 31, 1994, compared to December 31, 1993, primarily due to the sale of certain retail farm and construction equipment receivables to limited purpose business trusts.

  The Company held $67 million of notes receivable from non-affiliated companies at December 31, 1994, down from $106 million held at December 31, 1993. Long-term receivables from non-affiliated companies represented 4% of the Company's total assets at December 31, 1994.

  At December 31, 1994, the Company had a $51 million net investment in a multifuel boiler leased to Packaging. The leased facility represented 3% of the Company's total assets at December 31, 1994.

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

  The Company's total capitalization was $1,469 million at December 31, 1994, and was $2,170 million at December 31, 1993. The components of capitalization at such dates are set forth in the following table:

                                                            CAPITALIZATION
                                                       -------------------------
                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1993
                                                       ------------ ------------
      Commercial Paper................................      --%          11%
      Medium-Term Senior Notes........................       3            4
      Long-Term Senior Debt...........................      55           59
      Subordinated Debt...............................       6            4
      Stockholder's Equity............................      36           22
                                                           ---          ---
                                                           100%         100%
                                                           ===          ===

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          INDEX TO FINANCIAL STATEMENTS OF TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  10
Balance sheets--December 31, 1994 and 1993................................  11
Statements of income for each of the three years in the period ended
 December 31, 1994........................................................  12
Statements of cash flows for each of the three years in the period ended
 December 31, 1994........................................................  13
Statements of changes in stockholder's equity for each of the three years in the period ended December 31, 1994....................................  14
Notes to financial statements.............................................  15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Credit Corporation:

  We have audited the accompanying balance sheets of Tenneco Credit Corporation (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and consolidated subsidiaries as of December 31, 1994 and 1993, and the related statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Tenneco Credit Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Credit Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the financial statements, effective January 1, 1992, Tenneco Credit Corporation changed its method of accounting for income taxes.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 16, 1995

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                        (THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                          ---------------------
                         ASSETS                              1994       1993
                         ------                           ---------- ----------
Notes and accounts receivable purchased from affiliates:
  Customers.............................................. $1,522,862 $2,024,575
  Affiliated companies...................................      3,741     94,968
                                                          ---------- ----------
                                                           1,526,603  2,119,543
Less--Unearned finance charges...........................    137,500    224,518
   Allowance for doubtful receivables....................      9,554     34,863
                                                          ---------- ----------
                                                           1,379,549  1,860,162
                                                          ---------- ----------
Notes receivable:
  Non-affiliated companies, including $4,917 and $8,067,
   due within one year of the respective dates...........     67,156    105,829
  Affiliated companies...................................         --    110,085
                                                          ---------- ----------
                                                              67,156    215,914
                                                          ---------- ----------
Equipment under operating leases (at cost), less
 accumulated depreciation of $18,246 and $16,257 at the
 respective dates........................................     51,360     53,349
                                                          ---------- ----------
Other assets:
  Cash...................................................        332          4
  Accounts receivable from affiliates....................      1,193      1,730
  Interest receivable and other..........................     16,466    106,667
                                                          ---------- ----------
                                                              17,991    108,401
                                                          ---------- ----------
                                                          $1,516,056 $2,237,826
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
Commercial paper......................................... $       -- $  240,938
Senior notes.............................................    852,008  1,353,593
Subordinated notes.......................................     92,100     92,100
Accounts payable to affiliates...........................      7,834      4,449
Dealers' reserves........................................         --     18,148
Accrued interest.........................................     24,613     43,625
Deferred income taxes....................................     14,304      1,171
                                                          ---------- ----------
                                                             990,859  1,754,024
                                                          ---------- ----------
Stockholder's equity:
  Common stock, par value $5 per share, authorized,
   issued and outstanding 200 shares.....................          1          1
  Capital surplus........................................    185,228    185,228
  Retained earnings......................................    339,968    298,573
                                                          ---------- ----------
                                                             525,197    483,802
                                                          ---------- ----------
                                                          $1,516,056 $2,237,826
                                                          ========== ==========

      (The accompanying notes to financial statements are an integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1993     1992
                                                    -------- -------- --------
REVENUES:
  Earned finance charges and interest.............. $154,161 $226,681 $324,751
  Rental income from affiliated company............    5,728    5,728    5,728
                                                    -------- -------- --------
    Total revenues.................................  159,889  232,409  330,479
                                                    -------- -------- --------
EXPENSES:
  Interest--
    Commercial paper...............................    3,391    4,643    7,260
    Senior notes...................................  100,371  138,384  155,658
    Subordinated notes.............................    9,098    9,071   17,567
    Commitment fees and other......................    4,497    8,225   26,709
                                                    -------- -------- --------
                                                     117,357  160,323  207,194
  Depreciation and amortization....................    1,989    1,988    1,988
  Operating and administrative.....................   11,413    3,361    3,559
                                                    -------- -------- --------
    Total expenses.................................  130,759  165,672  212,741
                                                    -------- -------- --------
OTHER INCOME--Net gain on sale of receivables......   35,235   48,757   30,741
                                                    -------- -------- --------
INCOME BEFORE INCOME TAXES.........................   64,365  115,494  148,479
INCOME TAXES.......................................   22,970   45,902   57,486
                                                    -------- -------- --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE..............................   41,395   69,592   90,993
                                                    -------- -------- --------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR
 INCOME TAXES......................................       --       --   (1,249)
                                                    -------- -------- --------
NET INCOME.........................................  $41,395 $ 69,592 $ 89,744
                                                    ======== ======== ========


      (The accompanying notes to financial statements are an integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
OPERATING ACTIVITIES:
  Income before cumulative effect of a change in
   accounting principle.......................... $ 41,395  $ 69,592  $ 90,993
  Adjustments to reconcile to net cash provided
   from operating activities:
    Depreciation and amortization................    1,989     1,988     1,988
    Deferred income taxes........................    4,068    (6,624)   (2,350)
    Decrease in notes and accounts receivable
     purchased from affiliates, net..............  506,513   345,282   363,507
    Change in accounts payable to and receivable
     from affiliates.............................    3,922   (22,194)   22,414
    Decrease in accrued interest.................  (19,012)   (7,932)   (7,573)
    Increase (decrease) in dealers' reserve......  (18,148)    8,475    (3,657)
    (Increase) decrease in notes receivable from
     affiliated companies........................   93,250   (34,772)  (75,313)
    Change in other assets and other, net........   91,827   (57,978)   96,477
                                                  --------  --------  --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES......  705,804   295,837   486,486
                                                  --------  --------  --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable......   38,930    48,368    23,042
  Purchase of long-term notes receivable.........     (146)       --  (138,428)
                                                  --------  --------  --------
NET CASH PROVIDED FROM (USED IN) INVESTING
 ACTIVITIES......................................   38,784    48,368  (115,386)
                                                  --------  --------  --------
FINANCING ACTIVITIES:
  Senior notes issued............................       --        --    10,000
  Increase (decrease) in commercial paper........ (240,938)  111,174    71,973
  Repayment of short-term bank debt..............       --        --  (210,000)
  Retirement of senior and subordinated notes.... (503,322) (455,388) (198,525)
  Dividends paid.................................       --        --   (45,000)
                                                  --------  --------  --------
NET CASH USED IN FINANCING ACTIVITIES............ (744,260) (344,214) (371,552)
                                                  --------  --------  --------
NET INCREASE (DECREASE) IN CASH..................      328        (9)     (452)
BEGINNING CASH BALANCE...........................        4        13       465
                                                  --------  --------  --------
ENDING CASH BALANCE.............................. $    332  $      4  $     13
                                                  ========  ========  ========
CASH PAID DURING THE YEAR FOR:
  Interest....................................... $136,369  $168,255  $214,767
  Income taxes................................... $ 20,525  $ 52,526  $ 59,836

      (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
COMMON STOCK:
  Balance beginning and end of year................. $      1 $      1 $      1
                                                     -------- -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of year.................  185,228  185,228  185,228
                                                     -------- -------- --------
RETAINED EARNINGS:
  Balance beginning of year.........................  298,573  228,981  184,237
    Net income......................................   41,395   69,592   89,744
    Cash dividends..................................       --       --  (45,000)
                                                     -------- -------- --------
  Balance end of year...............................  339,968  298,573  228,981
                                                     -------- -------- --------
    Total........................................... $525,197 $483,802 $414,210
                                                     ======== ======== ========


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

 Revenue Recognition

  Finance charges are recognized as income on the accrual method in the period in which they are earned. Finance charges earned on trade and other receivables purchased in 1994, 1993 and 1992 were approximately $154 million, $227 million and $325 million, respectively. Finance charges on the receivables from affiliates are charged by TCC to these affiliates at mutually agreed amounts based on current rates of interest. Rates charged on pipeline and other short-term receivables purchased ranged from 5.75% to 8.75% during 1994 as compared to ranges of 5.75% to 6.50% and 6.50% to 8.50% for 1993 and 1992, respectively. The average yield on Case retail receivables for 1994 was 10.1%, down from 11.4% in 1993 and 11.8% in 1992.

  Revenue from the operating lease is recognized monthly on a pro rata basis over the terms of the related contract.

 Related Party Transactions

  The Company has entered into an agreement (the "Operating Agreement") with several subsidiaries of Tenneco Inc. ("Tenneco Subsidiaries") pursuant to which the Company buys trade receivables generated by the Tenneco Subsidiaries from the sale of goods and services. Each Tenneco Subsidiary, as the Company's agent, makes all collections and services the receivables sold by it to the Company. The Company also may purchase receivables and other assets from Tenneco Subsidiaries on terms different from those set forth in the Operating Agreement. Receivables purchased from affiliates at December 31, 1994 and 1993, totaled $1.5 billion and $2.1 billion, respectively.

 Reclassification

  Certain reclassifications have been made to prior year amounts to conform with the current year's presentation.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) REORGANIZATION OF CASE FINANCING ACTIVITIES

  Prior to June 1994, Case sold all of its domestic retail receivables to the Company. Those receivables arose from sales by stores owned by Case and sales through independent dealers. As an incentive to dealers to assist in assuring the collectibility of their receivables, the purchase price discount included an amount for possible losses that may arise from their receivables. This portion of the discount became payable to the dealers as their receivables were collected and was recorded by the Company as a dealers' reserve. Any loss arising from the uncollectibility of a dealer's receivables was charged against this dealer's reserve; any excess losses were recorded as a loss by the Company.

  On June 23, 1994, pursuant to a reorganization agreement dated as of that date, Case acquired the business and assets of the farm and construction equipment business of Tenneco Inc. and subsidiaries (such acquisition being referred to hereinafter as the "Reorganization"). Subsequently, Tenneco Inc. and certain of its subsidiaries sold an aggregate of approximately 56% of the outstanding shares of Case common stock in two public offerings. As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. The Company also sold Case-related notes and accounts receivable of approximately $395 million back to Case. Since the Reorganization, United States retail finance activity has been conducted by Case's newly formed United States finance subsidiary. Case continues to service the retail receivables retained by the Company, for which it receives a monthly servicing fee based on the amount of net receivables outstanding at the beginning of each month. At December 31, 1994, approximately $879 million of the Case retail receivables remained outstanding. It is estimated that the Case receivables retained by the Company will be substantially liquidated by 1999.

  As a result of the Reorganization and subsequent public offering of Case common stock, the applicable dealers' reserve was transferred to Case. In addition, due to Case's use of its finance subsidiary to conduct retail finance activity, the Company no longer purchases Case receivables. Consequently, the Company's revenues and interest expense will decline as the existing Case receivables are collected and the associated debt is retired. The reduction in receivables and debt will also reduce the Company's future net income.

(3) INCOME TAXES

  TCC and its parent, Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated federal income tax return. Such agreement provides, among other things, that (1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions and tax credits are utilized in the consolidated return.

  Effective January 1, 1992, TCC changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" using the cumulative catch-up method. This standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The components of income tax expense (benefit) are as follows:

                                                            (THOUSANDS)
                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
     Current--
       Federal....................................... $14,618  $43,696  $51,551
       State.........................................   4,284    8,830    8,285
                                                      -------  -------  -------
                                                       18,902   52,526   59,836
     Deferred--
       Federal.......................................   6,680   (7,616)  (4,809)
       State.........................................  (2,612)     992    2,459
                                                      -------  -------  -------
                                                        4,068   (6,624)  (2,350)
                                                      -------  -------  -------
         Total....................................... $22,970  $45,902  $57,486
                                                      =======  =======  =======

  The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is primarily due to state income taxes of $1 million, $6 million and $7 million in 1994, 1993 and 1992, respectively, net of federal income tax benefit.

  The components of net deferred tax liability at December 31, 1994 and 1993, were as follows:

                                                                  (THOUSANDS)
                                                                 1994    1993
                                                                ------- -------
      Deferred tax assets--
        Dealer reserves........................................ $    -- $ 8,285
        Bad debt reserve.......................................   3,344  10,955
        Debt related items.....................................      --      46
        State taxes............................................     369      --
      Deferred tax liabilities--
        Tax over book depreciation.............................  17,547  17,817
        State taxes............................................      --   2,243
        Other..................................................     470     397
                                                                ------- -------
      Net deferred tax liability............................... $14,304 $ 1,171
                                                                ======= =======

(4) NOTES AND ACCOUNTS RECEIVABLE PURCHASED FROM AFFILIATES

  Contractual maturities of notes and accounts receivable purchased from affiliates as of December 31, 1994, are as follows:

                                                       (THOUSANDS)
                                            TOTAL      CASE   PIPELINE  OTHER
                                          ---------- -------- -------- --------
      Years Ending December 31:
        1995............................. $  931,656 $287,870 $259,911 $383,875
        1996.............................    248,688  248,688       --       --
        1997.............................    198,112  198,112       --       --
        1998.............................    115,611  115,611       --       --
        1999.............................     32,035   32,035       --       --
        Thereafter.......................        501      501       --       --
                                          ---------- -------- -------- --------
                                          $1,526,603 $882,817 $259,911 $383,875
                                          ========== ======== ======== ========

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

  During 1994 and 1993, TCC received net proceeds of $555 million and $877 million, respectively, from the sale of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the notes as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $530 million and $834 million for 1994 and 1993, respectively, and accordingly, TCC recognized pre-tax gains on the transactions of $25 million and $43 million for 1994 and 1993, respectively. In addition, the Company recognized a gain of $1 million and $6 million from the sale of trade receivables to Asset Securitization Cooperative Corporation in 1994 and 1993, respectively. These receivables originated with Tenneco Inc.'s packaging, automotive and natural gas subsidiaries.

(5) COMMERCIAL PAPER AND LINES OF CREDIT

  TCC sells commercial paper on a short-term unsecured basis. Information regarding commercial paper follows:

                                                              (THOUSANDS)
                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1993
                                                       ------------ ------------
   Outstanding borrowings at end of year.............    $     --     $240,938
   Average interest rate on outstanding borrowings at
    end of year......................................          --         3.68%
   Approximate maximum month-end outstanding
    borrowings during the year.......................    $148,700     $243,327
   Approximate average month-end outstanding
    borrowings during the year.......................    $ 41,892     $120,976
   Weighted average interest rate on approximate
    average month-end outstanding borrowings during
    the year.........................................        4.17%        3.64%

  TCC has available total lines of credit of $400 million with various banks which are committed through November 1999. Borrowings are available as either domestic loans or as Eurodollar loans. The agreements provide for facility fees of 0.1875% on the entire amount of the commitment. At December 31, 1994, TCC had no amounts outstanding under the lines of credit.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) SENIOR AND SUBORDINATED DEBT

  A summary of Senior and Subordinated Debt outstanding is set forth in the following tabulation (in thousands):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1994         1993
                                                      ------------ ------------
Senior Notes--
  Tenneco Credit Corporation:
    Medium-term notes due 1995 through 2002, average
     interest rate 9.35%.............................   $ 73,150    $   73,650
    8.38% Notes due 1997 (net of $99 unamortized
     discount in 1993) ..............................         --       249,901
    9.75% Notes due 1994.............................         --       250,000
    9% Notes due 1995 (net of $83 and $250
     unamortized discount, respectively).............    199,917       199,750
    9.25% Notes due 1996 (net of $147 and $227
     unamortized discount, respectively).............    149,853       149,773
    10.13% Notes due 1997 (net of $235 and $315
     unamortized discount, respectively).............    149,765       149,685
    9.63% Notes due 2001 (net of $714 and $823
     unamortized discount, respectively).............    249,286       249,177
  Counce Finance Corporation:
    13% Notes due 1995 through 2000..................     20,218        23,040
    Zero coupon notes, due 2010 discounted to yield
     13.50%..........................................     38,283        38,283
    Less: unamortized discount.......................    (28,464)      (29,666)
                                                        --------    ----------
      Total Senior Notes.............................    852,008     1,353,593
Subordinated Notes--
  Tenneco Credit Corporation:
    Medium-term notes due 1998 through 2001, average
     interest rate 9.90%.............................     92,100        92,100
                                                        --------    ----------
                                                        $944,108    $1,445,693
                                                        ========    ==========

  At December 31, 1994, approximately $51 million net book value of equipment under lease was pledged as collateral to secure $30 million of senior notes.

  The aggregate maturities applicable to the notes outstanding at December 31, 1994, are $239 million, $158 million, $176 million, $73 million and $4 million for 1995, 1996, 1997, 1998 and 1999, respectively.

  On February 28, 1994, TCC redeemed all of its issued and outstanding 8.38% notes due February 1, 1997.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) EQUIPMENT UNDER OPERATING LEASES TO AFFILIATES

  At December 31, 1994, Counce Limited Partnership had a long-term operating lease with Packaging, covering equipment with a net book value of $51 million. The lease requires Packaging to pay all operating, maintenance and insurance costs. The aggregate minimum future annual rentals receivable under the operating lease at December 31, 1994, are as follows:

                                                                     (THOUSANDS)
      1995..........................................................   $ 5,728
      1996..........................................................     5,728
      1997..........................................................     5,728
      1998..........................................................     5,728
      1999..........................................................     5,728
      Thereafter....................................................    63,012
                                                                       -------
                                                                       $91,652
                                                                       =======

  Depreciation of the equipment under lease is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of the property over its estimated useful life.

(8) FINANCIAL INSTRUMENTS

  In accordance with the requirements of FAS No. 107, the estimated fair values of TCC's financial instruments at December 31, 1994, were estimated as follows:

                                                    (THOUSANDS)
                                            1994                  1993
                                    --------------------- ---------------------
                                     CARRYING     FAIR     CARRYING     FAIR
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                    ---------- ---------- ---------- ----------
      Receivables (Customer, Notes
       and Interest)..............  $1,590,148 $1,548,415 $2,132,258 $2,260,135
      Senior and Subordinated
       Notes......................     944,108    980,779  1,445,693  1,612,261
      Commercial Paper............          --         --    240,938    240,938

  The following methods and assumptions were used to estimate the fair value of financial instruments:

  Receivables--TCC believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. The fair value of the current receivables was considered to be the same as the carrying amount. Fair value of the long-term receivables was based on the market value of receivables with similar maturities and interest rates. Customer notes and accounts receivable purchased from affiliates are concentrated in the farm and construction business. At December 31, 1994, the receivables related to the farm and construction business represented 53% of the total customer notes and accounts receivable purchased from affiliates.

  Senior and Subordinated Notes--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates.

  Commercial Paper--Fair value was considered to be the same as the carrying amount.

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) COVENANTS UNDER INVESTMENT AGREEMENT

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

    (e) Tenneco Inc. will pay to TCC a service charge for each month during the term of the Investment Agreement equal to the amount, if any, by which the cumulative consolidated earnings of TCC and its consolidated subsidiaries for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges (interest expense) and income taxes (but including in earnings all such service charges previously paid by Tenneco Inc. for such year) are less than 125% of the fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior to or following January 1994.

  TCC was in compliance with these covenants during the years ended and as of December 31, 1994, 1993 and 1992.

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              (THOUSANDS)
                                                       -------------------------
                                                                INTEREST   NET
                                                       REVENUES EXPENSE  INCOME
                                                       -------- -------- -------
      1994
        1st........................................... $ 41,058 $ 35,826 $17,923
        2nd...........................................   44,934   31,562   8,255
        3rd...........................................   37,833   26,385   8,070
        4th...........................................   36,064   23,584   7,147
                                                       -------- -------- -------
                                                       $159,889 $117,357 $41,395
                                                       ======== ======== =======
      1993
        1st........................................... $ 64,375 $ 42,048 $14,197
        2nd...........................................   58,417   41,188  23,553
        3rd...........................................   59,019   39,162  12,130
        4th...........................................   50,598   37,925  19,712
                                                       -------- -------- -------
                                                       $232,409 $160,323 $69,592
                                                       ======== ======== =======

 (The above notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change in accountants during 1994 or 1993, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

 SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
    Schedule I   --Condensed financial information of registrant
    Schedule II  --Valuation and qualifying accounts--three years ended
                  December 31, 1994
    Schedule III --Real estate and accumulated depreciation
    Schedule IV  --Mortgage loans on real estate
    Schedule V   --Supplemental information concerning property--casualty
                  insurance operations

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

   4(c)(1) --Indenture between Tenneco Credit Corporation and The First
            National Bank of Boston dated as of June 15, 1988 (Exhibit 4(c)(1)
            to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
   4(c)(2) --First Supplemental Indenture between Tenneco Credit Corporation and The First National Bank of Boston dated as of June 15, 1988
            (Exhibit 4(d) to Form 8-K of Tenneco Credit Corporation dated June
            28, 1988, File No. 0-15095).
   9       --None.
  10(a)    --Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and restated as of June 15,
            1988 (Exhibit l0(a) to Form 10-K of Tenneco Credit Corporation for
            the fiscal year ended December 31, 1988, File No. 0-15095).
  10(b)    --Investment Agreement among Tenneco Credit Corporation, Tennessee
            Gas Pipeline Company and Tenneco Inc. amended and restated as of
            November 1, 1988 (Exhibit l0(b) to Form 10-K of Tenneco Credit
            Corporation for the fiscal year ended December 31, 1988, File No.
            0-15095).
  10(c)    --Performance Agreement of Tennessee Gas Pipeline Company as amended and restated as of June 14, 1988 (Exhibit l0(c) to Form 10-K of
            Tenneco Credit Corporation for the fiscal year ended December 31,
            1988, File No. 0-15095) .
  10(d)    --Investment Agreement between Tenneco Credit Corporation and
            Tennessee Gas Pipeline Company (formerly Tenneco Inc.) dated as of
            October 15, 1984; together with an amendment thereto dated January
            14, 1987 (Exhibit l0(d) to Form 8 of Tenneco Credit Corporation
            dated January 14, 1987, File No. 0-15095).
  10(e)    --Investment Agreement between Tenneco Credit Corporation and
            Tenneco Inc. dated as of June 15, 1988 (Exhibit l0(e) to Form 10-K of Tenneco Credit Corporation for the fiscal year ended December
            31, 1988, File No. 0-15095).
  10(f)    --Performance Agreement dated as of June 15, 1988 from Tenneco Inc.
            (Exhibit l0(f) to Form 10-K of Tenneco Credit Corporation for the
            fiscal year ended December 31, 1988, File No. 0-15095).
  11       --None.
 *12       --Statement re computation of ratio of earnings to fixed charges.
  13       --None.
  16       --None.
  18       --None.
  21       --Omitted pursuant to the reduced disclosure format permitted by
            General Instruction J to Form 10-K.
  22       --None.
  23       --None.
  24       --None.
 *27       --Financial data schedule.
  28       --None.
  99       --None.

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

Date: March 29, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         Robert T. Blakely                                           March 29, 1995
------------------------------------
         Robert T. Blakely           Principal Executive Officer
                                      and Director
            E. J. Milan                                              March 29, 1995
------------------------------------
            E. J. Milan              Principal Financial and
                                      Accounting Officer and
                                      Director
           Karen R. Osar                                             March 29, 1995
------------------------------------
           Karen R. Osar             Director

                                                                      EXHIBIT 12

            TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                  (THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
Income before cumulative effect of a change in
 accounting principle............................... $ 41,395 $ 69,592 $ 90,993
Add:
  Interest expense..................................  117,357  160,323  207,194
  Income taxes......................................   22,970   45,902   57,486
                                                     -------- -------- --------
    Earnings as defined............................. $181,722 $275,817 $355,673
                                                     ======== ======== ========
Fixed charges--interest expense..................... $117,357 $160,323 $207,194
                                                     ======== ======== ========
Ratio of earnings to fixed charges..................     1.55     1.72     1.72
                                                     ======== ======== ========

                                 EXHIBIT INDEX

  All exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
 -------                           -----------------------
     3(a)     --Certificate of Incorporation of Tenneco Credit Corporation
               dated August 6, 1981 (Exhibit 3(a) to Form 10 Registration
               Statement of Tenneco Credit Corporation, File No. 0-15095).
     3(b)     --By-Laws of Tenneco Credit Corporation, amended as of March 1,
               1987 (Exhibit 3(b) to Form 10-K of Tenneco Credit Corporation
               for the fiscal year ended December 31, 1989, File No. 0-15095).
     4(a)     --Included in Exhibits 3(a) and 3(b).
     4(b)(1)  --Indenture between Tenneco Credit Corporation and The Chase
               Manhattan Bank (National Association) dated as of January 15,
               1987 (Exhibit 4(b) to Form 10-K of Tenneco Credit Corporation
               for the fiscal year ended December 31, 1986, File No. 0-15095).
     4(b)(2)  --First Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               January 16, 1987 (Exhibit 4(c) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1986, File
               No. 0-15095).
     4(b)(3)  --Second Supplemental Indenture between Tenneco Credit
               Corporation and The Chase Manhattan Bank (National Association)
               dated as of February 1, 1987 (Exhibit 4(d) to Form 10-K of
               Tenneco Credit Corporation for the fiscal year ended December
               31, 1986, File No. 0-15095).
   4(b)(4)    --Third Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               August 1, 1987 (Exhibit 4(e) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1987, File
               No. 0-15095).
     4(b)(5)  --Fourth Supplemental Indenture between Tenneco Credit
               Corporation and The Chase Manhattan Bank (National Association)
               dated as of June 15, 1988 (Exhibit 4(b)(5) to Form 10-K of
               Tenneco Credit Corporation for the fiscal year ended December
               31, 1988, File No. 0-15095).
     4(b)(6)  --Fifth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               June 28, 1988 (Exhibit 4(c) to Form 8-K of Tenneco Credit
               Corporation dated June 28, 1988, File No. 0-15095).
     4(b)(7)  --Sixth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               July 15, 1989 (Exhibit 4(b)(7) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File
               No. 0-15095).
     4(b)(8)  --Seventh Supplemental Indenture between Tenneco Credit
               Corporation and The Chase Manhattan Bank (National Association)
               dated as of August 16, 1989 (Exhibit 4(b)(8) to Form 10-K of
               Tenneco Credit Corporation for the fiscal year ended December
               31, 1989, File No. 0-15095).
     4(b)(9)  --Eighth Supplemental Indenture between Tenneco Credit
               Corporation and The Chase Manhattan Bank (National Association)
               dated as of November 1, 1989 (Exhibit 4(b)(9) to Form 10-K of
               Tenneco Credit Corporation for the fiscal year ended December
               31, 1989, File No. 0-15095).
     4(b)(10) --Ninth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               December 1, 1990 (Exhibit 4(b) to Form 8-K of Tenneco Credit
               Corporation dated December 4, 1990, File No. 0-15095).
     4(c)(1)  --Indenture between Tenneco Credit Corporation and The First
               National Bank of Boston dated as of June 15, 1988 (Exhibit
               4(c)(1) to Form 10-K of Tenneco Credit Corporation for the
               fiscal year ended December 31, 1988, File No. 0-15095).

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
 -------                           -----------------------
     4(c)(2) --First Supplemental Indenture between Tenneco Credit Corporation and The First National Bank of Boston dated as of June 15, 1988
              (Exhibit 4(d) to Form 8-K of Tenneco Credit Corporation dated
              June 28, 1988, File No. 0-15095).
     9       --None.
    10(a)    --Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and restated as of June 15, 1988 (Exhibit l0(a) to Form 10-K of Tenneco Credit
              Corporation for the fiscal year ended December 31, 1988, File No.
              0-15095).
    10(b)    --Investment Agreement among Tenneco Credit Corporation, Tennessee
              Gas Pipeline Company and Tenneco Inc. amended and restated as of
              November 1, 1988 (Exhibit l0(b) to Form 10-K of Tenneco Credit
              Corporation for the fiscal year ended December 31, 1988, File No.
              0-15095).
    10(c)    --Performance Agreement of Tennessee Gas Pipeline Company as
              amended and restated as of June 14, 1988 (Exhibit l0(c) to Form
              10-K of Tenneco Credit Corporation for the fiscal year ended
              December 31, 1988, File No. 0-15095) .
    10(d)    --Investment Agreement between Tenneco Credit Corporation and
              Tennessee Gas Pipeline Company (formerly Tenneco Inc.) dated as of October 15, 1984; together with an amendment thereto dated
              January 14, 1987 (Exhibit l0(d) to Form 8 of Tenneco Credit
              Corporation dated January 14, 1987, File No. 0-15095).
    10(e)    --Investment Agreement between Tenneco Credit Corporation and
              Tenneco Inc. dated as of June 15, 1988 (Exhibit l0(e) to Form 10-
              K of Tenneco Credit Corporation for the fiscal year ended
              December 31, 1988, File No. 0-15095).
    10(f)    --Performance Agreement dated as of June 15, 1988 from Tenneco
              Inc. (Exhibit l0(f) to Form 10-K of Tenneco Credit Corporation
              for the fiscal year ended December 31, 1988, File No. 0-15095).
    11       --None.
   *12       --Statement re computation of ratio of earnings to fixed charges.
    13       --None.
    16       --None.
    18       --None.
    21       --Omitted pursuant to the reduced disclosure format permitted by
              General Instruction J to Form 10-K.
    22       --None.
    23       --None.
    24       --None.
   *27       --Financial data schedule.
    28       --None.
    99       --None.