Form 10-Q
period 1995-03-31
TENNECO CREDIT CORP
filed 1995-05-15
CIK 805019

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

  Common Stock, par value $5 per share:    200 shares as of March 31, 1995

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

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  (THOUSANDS)
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
REVENUES:
  Earned finance charges and interest.......................... $33,892 $39,626
  Rental income from affiliated company........................   1,432   1,432
                                                                ------- -------
    Total revenues.............................................  35,324  41,058
                                                                ------- -------
EXPENSES:
  Interest--
   Commercial paper............................................      --   1,005
   Senior notes................................................  19,922  30,758
   Subordinated notes..........................................   2,280   2,256
   Commitment fees and other...................................     332   1,807
                                                                ------- -------
                                                                 22,534  35,826
  Depreciation and amortization................................     497     497
  Operating and administrative.................................   3,705     751
                                                                ------- -------
    Total expenses.............................................  26,736  37,074
                                                                ------- -------
OTHER INCOME--Gain on sale of receivables......................      --  26,085
                                                                ------- -------
INCOME BEFORE INCOME TAXES.....................................   8,588  30,069
INCOME TAXES...................................................   3,359  12,146
                                                                ------- -------
NET INCOME..................................................... $ 5,229 $17,923
                                                                ======= =======


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           -------------------
                                                             1995      1994
                                                           --------  ---------
OPERATING ACTIVITIES:
  Net income.............................................. $  5,229  $  17,923
  Adjustments to reconcile to net cash provided from
   operating activities:
    Depreciation and amortization.........................      497        497
    Deferred income taxes.................................      (50)    10,945
    (Increase) decrease in notes and accounts receivable
     purchased from affiliates, net.......................  145,702    462,714
    Change in accounts payable to and receivable from
     affiliates...........................................   28,186      3,473
    Increase (decrease) in accrued interest...............   (6,661)   (21,294)
    Increase (decrease) in dealers' reserves..............       --     (1,963)
    (Increase) decrease in notes receivable from
     affiliated companies.................................  (25,000)   (16,347)
    Change in other assets and other, net.................    4,715      2,220
                                                           --------  ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES...............  152,618    458,168
                                                           --------  ---------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...............       --      3,004
                                                           --------  ---------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES.....       --      3,004
                                                           --------  ---------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................       --   (210,976)
  Retirement of senior notes..............................  (34,050)  (250,200)
                                                           --------  ---------
NET CASH USED IN FINANCING ACTIVITIES.....................  (34,050)  (461,176)
                                                           --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......  118,568         (4)
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...............      332          4
                                                           --------  ---------
ENDING CASH AND CASH EQUIVALENTS BALANCE.................. $118,900  $      --
                                                           ========  =========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $ 29,195  $  56,283
  Income taxes............................................ $    363  $   1,201

             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                              MARCH 31,  DECEMBER 31, MARCH 31,
                                                 1995        1994        1994
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $1,353,164  $1,522,862  $1,536,632
 Affiliated companies.......................       3,773       3,741      61,854
                                              ----------  ----------  ----------
                                               1,356,937   1,526,603   1,598,486
Less--Unearned finance charges..............     113,865     137,500     164,469
   Allowance for doubtful receivables.......       9,225       9,554      10,669
                                              ----------  ----------  ----------
                                               1,233,847   1,379,549   1,423,348
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $4,917,
  $4,917 and $9,164 due within one year at
  the respective dates......................      67,156      67,156     102,945
 Affiliated companies.......................      25,000          --     109,596
                                              ----------  ----------  ----------
                                                  92,156      67,156     212,541
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $18,743,
 $18,246 and $16,754 at the respective
 dates......................................      50,863      51,360      52,852
                                              ----------  ----------  ----------
Other assets:
 Cash and cash equivalents .................     118,900         332          --
 Accounts receivable from affiliates........       4,653       1,193       3,182
 Interest receivable and other..............      12,183      16,466     104,938
                                              ----------  ----------  ----------
                                                 135,736      17,991     108,120
                                              ----------  ----------  ----------
                                              $1,512,602  $1,516,056  $1,796,861
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                             MARCH 31,  DECEMBER 31, MARCH 31,
                                                1995        1994        1994
                                             ---------- ------------ ----------
Commercial paper............................ $       --  $       --  $   29,962
Senior notes, including $204,526, $238,576
 and $287,172 due within one year at the
 respective dates...........................    818,390     852,008   1,103,884
Subordinated notes..........................     92,100      92,100      92,100
Accounts payable to affiliates..............     39,480       7,834       9,493
Dealers' reserves...........................         --          --      16,185
Accrued interest............................     17,952      24,613      22,331
Deferred income taxes.......................     14,254      14,304      21,181
                                             ----------  ----------  ----------
                                                982,176     990,859   1,295,136
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    185,228     185,228     185,228
 Retained earnings..........................    345,197     339,968     316,496
                                             ----------  ----------  ----------
                                                530,426     525,197     501,725
                                             ----------  ----------  ----------
                                             $1,512,602  $1,516,056  $1,796,861
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  185,228  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................  339,968  298,573
   Net income................................................    5,229   17,923
                                                              -------- --------
  Balance end of period......................................  345,197  316,496
                                                              -------- --------
   Total..................................................... $530,426 $501,725
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

(3) In June 1994, Tenneco Inc. and its consolidated subsidiaries ("Tenneco") completed an initial public offering of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment (the "Case Business"). In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%.

    In connection with the initial public offering, Tenneco transferred all of its Case Business assets to Case, except for $1.2 billion of existing United States retail receivables, which were retained by the Company. Case will service the retail receivables retained by the Company for which the Company will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1999 substantially all of the farm and construction equipment receivables retained by the Company will be liquidated. As a result of transactions described above, the future activities and income of the Company will be substantially reduced.

(4) Tenneco International Holding Corp. ("TIHC"), a wholly-owned subsidiary of Tenneco International Inc., has arranged a $50 million committed line of credit with the Company to provide short-term financing which provides for borrowings at various rates. At March 31, 1995, the Company had made loans of $25 million to TIHC related to this line of credit.



 (The above notes are an integral part of the foregoing financial statements.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             FIRST QUARTER RESULTS

REVENUES

  The Company and its consolidated subsidiaries reported total revenues of $35.3 million for the first quarter of 1995, down $5.7 million from the first quarter of 1994. This reduction is attributable to a decrease in Case retail notes receivable due to the sale of $530 million net book value of certain retail farm and construction equipment receivables in the first quarter of 1994 to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public in February 1994. The following sets forth the percentage of revenues from the various sources:

                                                              REVENUES
                                                         ---------------------
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1995        1994
                                                         ---------   ---------
      Case..............................................        50%         75%
      Pipeline..........................................        15          10
      Packaging.........................................        12           4
      Automotive........................................        10           2
      Other.............................................         7           2
                                                         ---------   ---------
        Total from accounts receivable..................        94          93
      Rental............................................         4           4
      Notes receivable..................................         2           3
                                                         ---------   ---------
                                                               100%        100%

  The average yield on Case retail receivables for the first quarter of 1995 was 10.5% compared with 9.7% for the first quarter of 1994. The discount rate charged on pipeline and other short-term receivables ranged from 8.75% to 9.25% during the first quarter of 1995 versus 5.75% during the first quarter of 1994.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging Corporation of America ("Packaging"), an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended March 31, 1995 and 1994.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior or subsequent to January 1994.

  Subsequent to the Case reorganization and initial public offering (See Note 3 to financial statements for additional information), the Case retail financing activities have been conducted by Case's newly formed United States finance subsidiary. As the Company no longer purchases Case retail receivables future revenues and income will continue to decline as the remaining Case retail receivables are collected.

EXPENSES

  Interest expense totaled $22.5 million for the first quarter of 1995, a decrease of $13.3 million or 37% over the first quarter of 1994. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate for the first quarter of 1995 was 9.8% compared to 10.1% for the first quarter of 1994.

Operating and administrative expenses increased from $0.8 million in the first quarter of 1994 to $3.7 million in the first quarter of 1995 primarily due to fees paid to Case to service Case U.S. retail notes receivable retained by the Company.

OTHER INCOME

  Other income for the first quarter of 1995 was down $26.1 million from the first quarter of 1994. In February 1994, the Company received net proceeds of $555 million from the sale of certain farm and construction equipment receivables to a limited purpose business trust, which utilized the receivables as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $530 million and accordingly, the Company recognized a pre-tax gain of $25 million in February 1994 due to the sale.

NET INCOME

  Net income for the first quarter of 1995 was $5.2 million, a decrease of $12.7 million or 71% compared with the first quarter of 1994. The decrease is primarily attributable to lower other income as discussed under "Other Income", partially offset by lower federal income taxes.

ASSETS

  The Company had total assets of $1,512.6 million at March 31, 1995, as compared to $1,516.1 million at December 31, 1994, and $1,796.9 million at March 31, 1994. The 16% reduction of total assets at March 31, 1995, versus March 31, 1994, was due primarily to the decrease in Case net receivables and notes receivable from non-affiliated companies. This decrease was partially offset by an increase in temporary cash investments.

  As of March 31, 1995, the Company held net trade notes and accounts receivable totaling $1,233.8 million, which accounted for 82% of the Company's total assets. This compares to $1,379.5 million and $1,423.3 million or 91% and 79% of total assets as of December 31, 1994 and March 31, 1994, respectively. Details of these receivables are shown as follows:

                                                  NET TRADE NOTES AND ACCOUNTS
                                                           RECEIVABLE
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1995        1994       1994
                                                --------- ------------ ---------
      Case.....................................     51%        53%         80%
      Pipeline.................................     17         19           9
      Packaging................................     18         15           7
      Automotive...............................     14         13           4
                                                   ---        ---         ---
                                                   100%       100%        100%

  Case net trade notes and accounts receivable are $105.0 million and $497.8 million lower at March 31, 1995, compared to December 31, 1994 and March 31, 1994, respectively, primarily due to the termination of purchases of Case receivables in June 1994.

  The Company held $67.2 million of notes receivable from non-affiliated companies at March 31, 1995, unchanged from December 31, 1994 and down $35.8 million from March 31, 1994. Long-term receivables from non-affiliated companies represented 4% of the Company's total assets at March 31, 1995.

  As of March 31, 1995, the Company had a net recorded investment of $50.9 million in a multifuel boiler leased to Packaging. The leased facility represented 3% of the Company's total assets at March 31, 1995.

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

  The Company's total capitalization was $1,440.9 million, $1,469.3 million and $1,727.7 million at March 31, 1995, December 31, 1994 and March 31, 1994,
respectively. The components of capitalization at such dates are set forth in the following table:

                                                         CAPITALIZATION
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1995        1994       1994
                                                --------- ------------ ---------
      Commercial paper.........................     --%        --%          2%
      Medium-term senior debt..................      3          5           4
      Long-term senior debt....................     54         53          60
      Subordinated debt........................      6          6           5
      Stockholder's equity.....................     37         36          29
                                                   ---        ---         ---
                                                   100%       100%        100%


                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

      12--Computation of Ratio of Earnings to Fixed Charges.
      27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: May 15, 1995                        By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                    Mark A. McCollum
Date: May 15, 1995                        By __________________________________
                                                    Mark A. McCollum
                                           Principal Financial and Accounting
                                                         Officer

                                                                      EXHIBIT 12

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES
                                  (UNAUDITED)

                                                                  (THOUSANDS)
                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
Net income..................................................... $ 5,229 $17,923
Add:
 Interest expense..............................................  22,534  35,826
 Income taxes..................................................   3,359  12,146
                                                                ------- -------
   Earnings as defined......................................... $31,122 $65,895
                                                                ======= =======
Fixed charges--interest expense................................ $22,534 $35,826
                                                                ======= =======
Ratio of earnings to fixed charges.............................    1.38    1.84
                                                                ======= =======