Form 10-Q
period 1995-06-30
TENNECO CREDIT CORP
filed 1995-08-14
CIK 805019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ____________________

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

  Common Stock, par value $5 per share:    200 shares as of July 31, 1995

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                (THOUSANDS)      (THOUSANDS)
                                               THREE MONTHS      SIX MONTHS
                                              ENDED JUNE 30,   ENDED JUNE 30,
                                              ---------------  ---------------
                                               1995    1994     1995    1994
                                              ------- -------  ------- -------
REVENUES:
  Earned finance charges and interest........ $33,443 $43,502  $67,335 $83,128
  Rental income from affiliated company......   1,432   1,432    2,864   2,864
                                              ------- -------  ------- -------
    Total revenues...........................  34,875  44,934   70,199  85,992
                                              ------- -------  ------- -------
EXPENSES:
  Interest--
   Commercial paper..........................      --   1,345       --   2,350
   Senior notes..............................  19,814  26,601   39,736  57,359
   Subordinated notes........................   2,287   2,281    4,567   4,537
   Commitment fees and other.................     446   1,335      778   3,142
                                              ------- -------  ------- -------
                                               22,547  31,562   45,081  67,388
  Depreciation and amortization..............     497     497      994     994
  Operating and administrative...............   3,240  (1,592)   6,945    (841)
                                              ------- -------  ------- -------
    Total expenses...........................  26,284  30,467   53,020  67,541
                                              ------- -------  ------- -------
OTHER INCOME--Gain (loss) on sale of
 receivables.................................      --    (571)      --  25,514
                                              ------- -------  ------- -------
INCOME BEFORE INCOME TAXES...................   8,591  13,896   17,179  43,965
INCOME TAXES.................................   3,357   5,641    6,716  17,787
                                              ------- -------  ------- -------
NET INCOME................................... $ 5,234 $ 8,255  $10,463 $26,178
                                              ======= =======  ======= =======


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1995       1994
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net income.............................................. $  10,463  $ 26,178
  Adjustments to reconcile to net cash provided from
   operating activities:
    Depreciation and amortization.........................       994       994
    Deferred income taxes.................................       (91)    2,109
    (Increase) decrease in notes and accounts receivable
     purchased from affiliates, net.......................   301,599   259,636
    Change in accounts payable to and receivable from
     affiliates...........................................    (4,506)   16,133
    Increase (decrease) in accrued interest...............      (815)   (8,809)
    Increase (decrease) in dealers' reserves..............        --    (3,415)
    (Increase) decrease in notes receivable from
     affiliated companies.................................   (25,000)   89,031
    Change in other assets and other, net.................     8,635   103,582
                                                           ---------  --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES...............   291,279   485,439
                                                           ---------  --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...............    43,989     7,226
  Purchase of long-term notes receivable..................        --      (146)
                                                           ---------  --------
NET CASH PROVIDED FROM INVESTING ACTIVITIES...............    43,989     7,080
                                                           ---------  --------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................        --  (240,938)
  Retirement of senior notes..............................   (35,600) (251,567)
  Dividends paid..........................................  (300,000)       --
                                                           ---------  --------
NET CASH USED IN FINANCING ACTIVITIES.....................  (335,600) (492,505)
                                                           ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      (332)       14
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...............       332         4
                                                           ---------  --------
ENDING CASH AND CASH EQUIVALENTS BALANCE.................. $      --  $     18
                                                           =========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $  45,896  $ 75,360
  Income Taxes............................................ $   6,742  $ 15,678

             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                               JUNE 30,  DECEMBER 31,  JUNE 30,
                                                 1995        1994        1994
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $1,175,088  $1,522,862  $1,832,828
 Affiliated companies.......................       3,780       3,741       4,236
                                              ----------  ----------  ----------
                                               1,178,868   1,526,603   1,837,064
Less--Unearned finance charges..............      92,049     137,500     199,895
   Allowance for doubtful receivables.......       8,869       9,554      10,743
                                              ----------  ----------  ----------
                                               1,077,950   1,379,549   1,626,426
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $4,917,
  $4,917 and $4,917 due within one year at
  the respective dates......................      23,167      67,156      71,085
 Affiliated companies.......................      25,000          --          --
                                              ----------  ----------  ----------
                                                  48,167      67,156      71,085
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $19,240,
 $18,246 and $17,251 at the respective
 dates......................................      50,366      51,360      52,355
                                              ----------  ----------  ----------
Other assets:
 Cash and cash equivalents .................          --         332          18
 Accounts receivable from affiliates........       5,900       1,193      43,180
 Interest receivable and other..............       9,945      16,466       3,873
                                              ----------  ----------  ----------
                                                  15,845      17,991      47,071
                                              ----------  ----------  ----------
                                              $1,192,328  $1,516,056  $1,796,937
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                              JUNE 30,  DECEMBER 31,  JUNE 30,
                                                1995        1994        1994
                                             ---------- ------------ ----------
Senior notes, including $204,205, $238,576
 and $287,355 due within one year at the
 respective dates........................... $  817,289  $  852,008  $1,102,925
Subordinated notes..........................     92,100      92,100      92,100
Accounts payable to affiliates..............      8,035       7,834      30,038
Dealers' reserves...........................         --          --      14,733
Accrued interest............................     25,031      24,613      34,816
Deferred income taxes.......................     14,213      14,304      12,345
                                             ----------  ----------  ----------
                                                956,668     990,859   1,286,957
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    185,228     185,228     185,228
 Retained earnings..........................     50,431     339,968     324,751
                                             ----------  ----------  ----------
                                                235,660     525,197     509,980
                                             ----------  ----------  ----------
                                             $1,192,328  $1,516,056  $1,796,937
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                (THOUSANDS)
                                                             SIX MONTHS ENDED
                                                                JUNE 30,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
COMMON STOCK:
  Balance beginning and end of period....................... $      1  $      1
                                                             --------  --------
CAPITAL SURPLUS:
  Balance beginning and end of period.......................  185,228   185,228
                                                             --------  --------
RETAINED EARNINGS:
  Balance beginning of period...............................  339,968   298,573
   Net income...............................................   10,463    26,178
   Dividends................................................ (300,000)       --
                                                             --------  --------
  Balance end of period.....................................   50,431   324,751
                                                             --------  --------
   Total.................................................... $235,660  $509,980
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

(3) In June 1994, Tenneco Inc. and its consolidated subsidiaries ("Tenneco") completed an initial public offering of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment (the "Case Business"). In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. On August 9, 1995, Tenneco sold in a secondary public offering 16.1 million shares of common stock of Case, further reducing Tenneco's ownership interest in Case to approximately 21%.

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

(4) Tenneco International Holding Corp. ("TIHC"), a wholly-owned subsidiary of Tenneco International Inc., has arranged a $50 million committed line of credit with the Company to provide short-term financing which provides for borrowings at various rates. At June 30, 1995, the Company had made loans of $25 million to TIHC related to this line of credit.



 (The above notes are an integral part of the foregoing financial statements.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             SECOND QUARTER RESULTS

REVENUES

  The Company reported total revenues of $34.9 million for the second quarter of 1995, down $10.0 million from the second quarter of 1994. The following sets forth the percentage of revenues from the various sources:

                                                               REVENUES
                                                         ---------------------
                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                            1995        1994
                                                         ---------   ---------
      Case..............................................        44%         69%
      Pipeline..........................................        14           9
      Packaging.........................................        15           6
      Automotive........................................        13           5
      Other.............................................         8           2
                                                         ---------   ---------
        Total from accounts receivable..................        94          91
      Rental............................................         4           3
      Notes receivable..................................         2           6
                                                         ---------   ---------
                                                               100%        100%

  The average yield on Case retail receivables for the second quarter of 1995 was 10.7% compared with 10.5% for the second quarter of 1994. The discount rate charged on pipeline and other short-term receivables was 9.25% during the second quarter of 1995 versus a range of 6.50% to 7.50% during the second quarter of 1994.

  The Company's only leasing activity is the multifuel boiler facility leased to Packaging Corporation of America ("Packaging"), an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended June 30, 1995 and 1994.

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

  Subsequent to the Case reorganization and initial public offering (See Note 3 to financial statements for additional information), the Case retail financing activities have been conducted by Case's newly formed United States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining Case retail receivables are collected.

EXPENSES

  Interest expense totaled $22.5 million for the second quarter of 1995, a decrease of $9.0 million or 29% over the second quarter of 1994. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate for the second quarter of 1995 was 9.9% compared to 10.0% for the second quarter of 1994. Operating and administrative expenses increased $4.8 million primarily due to fees paid to Case to service Case U.S. retail notes receivable retained by the Company in the Case reorganization (See Note 3 to financial statements for additional information) and the June 1994 reversal of the allowance for bad debt related to Case store receivables.

NET INCOME

  Net income for the second quarter of 1995 was $5.2 million, a decrease of $3.1 million or 37% compared with the second quarter of 1994. The decrease is attributable to lower revenues and increased operating and maintenance expenses partially offset by lower interest expense and income taxes.

ASSETS

  The Company had total assets of $1,192.3 million at June 30, 1995, as compared to $1,516.1 million at December 31, 1994, and $1,796.9 million at June 30, 1994. The 34% reduction of total assets at June 30, 1995 versus June 30, 1994, was primarily due to the continuing liquidation of the Case retail notes receivable (See Note 3 to financial statements for additional information).

  As of June 30, 1995, the Company held net trade notes and accounts receivable totaling $1,078.0 million, which accounted for 90% of the Company's total assets. This compares to $1,379.5 million and $1,626.4 million or 91% of the total assets as of December 31, 1994 and June 30, 1994. Details of these receivables are shown as follows:

                                                   NET TRADE NOTES AND ACCOUNTS
                                                            RECEIVABLE
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1995       1994       1994
                                                  -------- ------------ --------
      Case.......................................    52%        53%        62%
      Pipeline...................................    20         19         15
      Packaging..................................    10         15         11
      Automotive.................................    18         13         12
                                                    ---        ---        ---
                                                    100%       100%       100%

  Case net trade notes and accounts receivable are $179.8 million and $443.1 million lower at June 30, 1995, compared to December 31, 1994 and June 30, 1994, respectively, due to the continuing liquidation of the Case retail notes receivables.

  The Company held $23.2 million of notes receivable from non-affiliated companies at June 30, 1995, down from the $67.2 million and $71.1 million held at December 31, 1994 and June 30, 1994, respectively. The decrease from December 31, 1994, was due to the pre-payment of a long-term note from a third party. Long-term receivables from non-affiliated companies represented 2% of the Company's total assets at June 30, 1995.

  As of June 30, 1995, the Company had a net recorded investment of $50.4 million in a multifuel boiler leased to Packaging. The leased facility represented 4% of the Company's total assets at June 30, 1995.

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

  The Company's total capitalization was $1,145.0 million, $1,469.3 million and $1,705.0 million at June 30, 1995, December 31, 1994 and June 30, 1994,
respectively. The components of capitalization at such dates are set forth in the following table:

                                                          CAPITALIZATION
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1995       1994       1994
                                                  -------- ------------ --------
      Medium-term senior debt....................     3%         5%         4%
      Long-term senior debt......................    68         53         60
      Subordinated debt..........................     8          6          6
      Stockholder's equity.......................    21         36         30
                                                    ---        ---        ---
                                                    100%       100%       100%

                               SIX MONTH RESULTS

REVENUES

  For the six months of 1995, revenue totaled $70.2 million, down 18% from the $86.0 million reported for the same period in 1994. This reduction is attributable to lower average Case receivable balances.

  On a percentage basis, revenues for the indicated six-month periods were generated from the following:

                                                               REVENUES
                                                           -------------------
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           -------------------
                                                             1995       1994
                                                           --------   --------
      Case................................................       47%        72%
      Pipeline............................................       14         10
      Packaging...........................................       14          5
      Automotive..........................................       11          4
      Other...............................................        8          2
                                                           --------   --------
        Total from accounts receivable....................       94         93
      Rental..............................................        4          3
      Notes receivable....................................        2          4
                                                           --------   --------
                                                                100%       100%

  Discount rates on short-term accounts receivable during the first six months of 1995 ranged from 8.75% to 9.25% as compared to a range of 5.75% to 7.5% for the first six months of 1994. The average yield on Case retail receivables for the six month period increased to 10.5% in 1995 from 9.8% in 1994.

EXPENSES

  Interest expense for the six months ended June 30, 1995, was $45.1 million versus $67.4 million for the same period in 1994. The $22.3 million decrease was due to lower levels of long-term and short-term debt for the first six months of 1995. Operating and administrative expense increased $7.8 million as discussed in "Second Quarter Results--Expenses."

OTHER INCOME

  Other income for the six months ended June 30, 1995, was down $25.5 million from the same period in 1994. Other income for 1994 was primarily attributable to the pre-tax gain on the sale of certain farm and construction equipment receivables to limited purpose business trusts in February 1994.

NET INCOME

  Net income for the first six months of 1995 was $10.5 million, a decrease of $15.7 million from net income of $26.2 million for the 1994 period. See discussion in "Net Income" under Second Quarter Results.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

      12--Computation of Ratio of Earnings to Fixed Charges.
      27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: August 11, 1995                     By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                    Mark A. McCollum
Date: August 11, 1995                     By __________________________________
                                                    Mark A. McCollum
                                           Principal Financial and Accounting
                                                         Officer

                                                                      EXHIBIT 12

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ----------------
                                                                1995     1994
                                                               ------- --------
Net income.................................................... $10,463 $ 26,178
Add:
 Interest expense.............................................  45,081   67,388
 Income taxes.................................................   6,716   17,787
                                                               ------- --------
   Earnings as defined........................................ $62,260 $111,353
                                                               ======= ========
Fixed charges--interest expense............................... $45,081 $ 67,388
                                                               ======= ========
Ratio of earnings to fixed charges............................    1.38     1.65
                                                               ======= ========