Form 10-Q
period 1995-09-30
TENNECO CREDIT CORP
filed 1995-11-14
CIK 805019

   ____________________________________________________________________
   ____________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               ________________


                                  FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________ to ________________

                        Commission File Number 0-15095
                               ________________


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

                               ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
   days.  YES  X   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $5 per share: 200 shares as of October 31, 1995.

     TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL
   INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH
   INSTRUCTION.



   ____________________________________________________________________
   ____________________________________________________________________

                              TABLE OF CONTENTS

                                                                     Page
   Part I--Financial Information
     Tenneco Credit Corporation and Consolidated Subsidiaries--
        Statements of Income........................................   2
        Statements of Cash Flows....................................   3
        Balance Sheets..............................................   4
        Statements of Changes in Stockholder's Equity...............   6
        Notes to Financial Statements...............................   7
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   9

   Part II--Other Information
     Item 1. Legal Proceedings......................................   *
     Item 2. Changes in Securities..................................   *
     Item 3. Defaults Upon Senior Securities........................   *
     Item 4. Submission of Matters to a Vote of Security Holders....   *
     Item 5. Other Information......................................   *
     Item 6. Exhibits and Reports on Form 8-K.......................   13

   __________

   * No such response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I--FINANCIAL INFORMATION

                                     TENNECO CREDIT CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES

                                        STATEMENTS OF INCOME
                                             (Unaudited)

                                                  (Thousands)           (Thousands)
                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                              ___________________   __________________
                                                1995       1994       1995      1994
                                              _______     _______   ________  ________
   REVENUES:
     Earned finance charges and interest...   $30,207     $36,401   $ 97,542  $119,529
     Rental income from affiliated company.     1,432       1,432      4,296     4,296
                                              _______     _______   ________  ________
        Total revenues.....................    31,639      37,833    101,838   123,825

   EXPENSES:
     Interest--
        Commercial paper...................       727         867        727     3,217
        Senior notes.......................    16,459      22,535     56,195    79,894
        Subordinated notes.................     2,298       2,280      6,865     6,817
        Commitment fees and other..........       224         703      1,002     2,542
        Affiliated companies...............     2,170           -      2,170     1,303
                                              _______     _______   ________  ________
                                               21,878      26,385     66,959    93,773

     Depreciation and amortization.........       497         497      1,491     1,491
     Operating and administrative..........     2,832       7,888      9,777     7,047
                                              _______     _______   ________  ________

        Total expenses.....................    25,207      34,770     78,227   102,311
                                              _______     _______   ________  ________

   OTHER INCOME--Gain on sale of
    receivables.............................      943      10,050        943    35,564
                                              _______     _______   ________  ________

   INCOME BEFORE INCOME TAXES...............    7,375      13,113     24,554    57,078
   INCOME TAXES.............................    2,930       5,043      9,646    22,830
                                              _______     _______   ________  ________

   NET INCOME...............................  $ 4,445     $ 8,070   $ 14,908  $ 34,248








                       (The accompanying notes to financial statements are an
                            integral part of these statements of income.)

                                     TENNECO CREDIT CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                     (Thousands)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                _____________________
                                                                   1995        1994
                                                                _________   _________
   OPERATING ACTIVITIES:
     Net income............................................     $  14,908   $  34,248
     Adjustments to reconcile to net cash provided
      from operating activities:
        Depreciation and amortization......................         1,491       1,491
        Deferred income taxes..............................          (202)      6,454
        (Increase) decrease in notes and accounts receiv-
         able purchased from affiliates, net...............       534,544     520,299
        Change in accounts payable to and receivable
         from affiliates...................................        25,515      (8,779)
        Increase (decrease) in accrued interest............        (9,638)    (25,437)
        Increase (decrease) in dealers' reserves...........             -     (18,148)
        (Increase) decrease in notes receivable from
         affiliated companies..............................       (25,000)     93,250
        Change in other assets and other, net..............         3,645     104,268
                                                                _________   _________
   NET CASH PROVIDED FROM OPERATING ACTIVITIES.............       545,263     707,646
                                                                _________   _________

   INVESTING ACTIVITIES:
     Collections on long-term notes receivable.............        43,989      35,001
     Purchase of long-term notes receivable................      (310,800)       (146)
                                                                _________   _________

   NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES....     (266,811)     34,855
                                                                _________   _________

   FINANCING ACTIVITIES:
     Increase (decrease) in commercial paper...............       156,883    (240,938)
     Increase (decrease) in short-term bank debt...........       100,000           -
     Retirement of senior notes............................      (235,600)   (501,566)
     Dividends paid........................................      (300,000)          -
                                                                _________   _________

   NET CASH USED IN FINANCING ACTIVITIES...................      (278,717)   (742,504)
                                                                _________   _________

   NET DECREASE IN CASH AND CASH EQUIVALENTS...............          (265)         (3)
   BEGINNING CASH AND CASH EQUIVALENTS BALANCE.............           332           4
                                                                _________   _________

   ENDING CASH AND CASH EQUIVALENTS BALANCE................     $      67   $       1

   CASH PAID DURING THE PERIOD FOR:
     Interest..............................................     $  74,427   $ 118,373



     Income taxes..........................................     $   9,492   $  16,376


                       (The accompanying notes to financial statements are an
                          integral part of these statements of cash flows.)

                                      TENNECO CREDIT CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES

                                            BALANCE SHEETS
                                             (Unaudited)

                                                ASSETS

                                                                      (Thousands)
                                                        September 30, December 31, September 30,
                                                            1995         1994          1994
                                                        _____________ ____________ _____________
   Notes and accounts receivable purchased from
    affiliates:
     Customers.......................................    $  933,726    $1,522,862    $1,540,100
     Affiliated companies............................             -         3,741         3,198
                                                         __________    __________    __________
                                                            933,726     1,526,603     1,543,298

   Less--Unearned finance charges......................      80,008       137,500       167,597
        Allowance for doubtful receivables...........         8,713         9,554         9,938
                                                         __________    __________    __________
                                                            845,005     1,379,549     1,365,763
                                                         __________    __________    __________

   Notes receivable:
     Non-affiliated companies, including $4,917,
      $4,917 and $4,917 due within one year at the
      respective dates...............................        23,167        67,156        71,085
     Note receivable--Case Corporation................      284,760             -             -
     Affiliated companies............................        25,000             -             -
                                                         __________    __________    __________
                                                            332,927        67,156        71,085
                                                         __________    __________    __________
   Equipment under operating leases (at cost), less
    accumulated depreciation of $19,737, $18,246
    and $17,748 at the respective dates..............        49,869        51,360        51,858
                                                         __________    __________    __________
   Other assets:
     Cash and cash equivalents.......................            67           332             1
     Accounts receivable from affiliates.............         5,543         1,193        13,142
     Interest receivable and other...................         9,634        16,466         3,597
                                                         __________    __________    __________
                                                             15,244        17,991        16,740
                                                         __________    __________    __________
                                                         $1,243,045    $1,516,056    $1,505,446




                        (The accompanying notes to financial statements are an
                               integral part of these balance sheets.)

                                      TENNECO CREDIT CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES

                                            BALANCE SHEETS
                                             (Unaudited)

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

                                                             (Thousands Except Share Amounts)
                                                         September 30, December 31, September 30,
                                                             1995         1994          1994
                                                         _____________ ____________ ____________
   Commercial paper.................................      $  156,883    $        -   $        -
   Short-term bank note payable.....................         100,000             -            -
   Senior notes, including $4,205, $238,576 and
    $237,355 due within one year at the
    respective dates................................         617,701       852,008      853,336
   Subordinated notes...............................          92,100        92,100       92,100
   Accounts payable to affiliates...................          37,699         7,834        7,082
   Accrued interest.................................          15,592        24,613       18,188
   Deferred income taxes............................          14,102        14,304       16,690
                                                          __________    __________   __________
                                                           1,034,077       990,859      987,396
                                                          __________    __________   __________
   Stockholder's equity:
     Common stock, par value $5 per share, autho-
      rized, issued and outstanding 200 shares......               1             1            1
     Capital surplus................................         154,091       185,228      185,228
     Retained earnings..............................          54,876       339,968      332,821
                                                          __________    __________   __________
                                                             208,968       525,197      518,050
                                                          __________    __________   __________
                                                          $1,243,045    $1,516,056   $1,505,446





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

                                      TENNECO CREDIT CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                             (Unaudited)

                                                                     (Thousands)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                ____________________
                                                                  1995         1994
                                                                ________    ________
   COMMON STOCK:
     Balance beginning and end of period...................     $      1    $      1
                                                                ________    ________
   CAPITAL SURPLUS:
     Balance beginning of period...........................      185,228     185,228
        Capital distribution to affiliate..................      (31,137)          -
                                                                ________    ________
     Balance end of period.................................      154,091     185,228
                                                                ________    ________
   RETAINED EARNINGS:
     Balance beginning of period...........................      339,968     298,573
        Net income.........................................       14,908      34,248
        Dividends..........................................     (300,000)          -
                                                                ________    ________
     Balance end of period.................................       54,876     332,821
                                                                ________    ________
        Total..............................................     $208,968    $518,050






                 (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                          TENNECO CREDIT CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

   (1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

   (2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

   (3) In June 1994, Tenneco Inc. and its consolidated subsidiaries ("Tenneco") completed an initial public offering of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment (the "Case Business"). In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. On August 9, 1995, Tenneco sold in a secondary public offering an additional 16.1 million shares of common stock of Case, further reducing Tenneco's ownership interest in Case to approximately 21%.

        In connection with the initial public offering, Tenneco transferred all of its Case Business assets to Case, except for $1.2 billion of existing United States retail receivables, which were retained by the Company. Case will service the retail receivables retained by the Company for which the Company will pay a servicing fee equal to two percent per annum of the average amount outstanding during each month. It is estimated that by 1999 substantially all of the farm and construction equipment receivables retained by the Company will be liquidated. At September 30, 1995, $590 million of retail receivables related to Case remained outstanding. As a result of the transactions described above, the future activities and income of the Company will be substantially reduced.

   (4) Tenneco International Holding Corp. ("TIHC"), an indirect subsidiary of Tenneco Inc., has arranged a $50 million committed line of credit with the Company to provide short-term financing which provides for borrowings at various rates. At September 30, 1995, the Company had made loans of $25 million to TIHC related to this line of credit.

   (5) In July 1995, the Company purchased the Case Corporation 10 1/2% Subordinated Note at fair market value from Tenneco Inc., its parent, for $310.8 million in cash. The Company recorded this receivable at Tenneco Inc.'s historical cost of $279.7 million.
        The $31.1 million premium paid on the note is included in the Statement of Changes in Stockholder's Equity caption "Capital distribution to affiliate." Interest on the note is accreted into the principal balance until June 1996, after which it is paid in



        cash. At September 30, 1995, the note receivable balance, including accreted interest, totaled $284.8 million.

                          TENNECO CREDIT CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)


   (6) In July 1995, the Company entered the commercial paper market to provide additional financing. On September 29, 1995, the Company issued a 7-day $100 million note at 7.8125% to the Bank of America Illinois for short-term financing. This note was repaid on October 6, 1995.



            (The above notes are an integral part of the foregoing
                            financial statements.)

                          TENNECO CREDIT CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            Third Quarter Results

   Revenues

     The Company reported total revenues of $31.6 million for the third quarter of 1995, down $6.2 million from the third quarter of 1994. The following sets forth the percentage of revenues from the various sources:

                                                     Revenues
                                                __________________
                                                Three Months Ended
                                                   September 30,
                                                __________________
                                                1995          1994
                                                ____          ____
          Case...............................    43%           64%
          Pipeline...........................    15            11
          Packaging..........................     9             8
          Automotive.........................    10             8
          Other..............................     1             3

             Total from accounts receivable..    78            94
          Rental.............................     4             4
          Notes receivable...................    18             2
                                                100%          100%

     The average yield on Case retail receivables for the third quarter of 1995 was 10.4%, unchanged from the third quarter of 1994. The discount rate charged on pipeline and other short-term receivables ranged from 9.0% to 9.25% during the third quarter of 1995 versus a range of 7.5% to 8.0% during the third quarter of 1994.

     The Company's only leasing activity is the multifuel boiler facility leased to Tenneco Packaging Inc., an affiliate of the Company.
   Leasing activities provided $1.4 million of revenues in the three months ended September 30, 1995 and 1994.

     Interest income from notes receivable increased $5.0 million in the third quarter of 1995 compared to the same period in 1994 primarily due the purchase of the Case Corporation note from Tenneco Inc. (See
   Note 5 to financial statements for additional information).

     Under an Investment Agreement dated June 15, 1988, between the
   Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service



   charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for the months prior or subsequent to January 1994.

     Subsequent to the Case reorganization and initial public offering (See Note 3 to financial statements for additional information), the Case retail financing activities have been conducted by Case's United

   States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining Case retail receivables are collected.

   Expenses

     Interest expense totaled $21.9 million for the third quarter of 1995, a decrease of $4.5 million or 17% over the third quarter of 1994. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate for the third quarter of 1995 was 9.0% compared to 9.7% for the third quarter of 1994. Operating and administrative expenses decreased $5.1 million primarily due to lower fees paid to Case to service Case U.S. retail notes receivable retained by the Company in the Case reorganization (See
   Note 3 to financial statements for additional information).

   Other Income

     The Company recognized a gain from the sales of trade receivables originated by Tenneco's packaging, automotive and energy subsidiaries to Asset Securitization Cooperative Corporation in the third quarter of 1995. Other income for the same period in 1994 was primarily due to a gain on the sale of dealer owned rental yard receivables to Case.

   Net Income

     Net income for the third quarter of 1995 was $4.4 million, a decrease of $3.7 million or 45% compared with the third quarter of 1994. The decrease is attributable to lower revenues offset by decreased expenses and income taxes.

   Assets

     The Company had total assets of $1,243.0 million at September 30, 1995, as compared to $1,516.1 million at December 31, 1994, and $1,505.4 million at September 30, 1994. The 17% reduction of total assets at September 30, 1995 versus September 30, 1994, was primarily due to the continuing liquidation of the Case retail notes receivable offset by the purchase of the Case Corporation note (See Note 3 and Note 5, respectively, to financial statements for additional information).

     As of September 30, 1995, the Company held net trade notes and accounts receivable totaling $845.0 million, which accounted for 68% of the Company's total assets. This compares to $1,379.5 million and $1,365.8 million or 91% of the total assets as of December 31, 1994 and September 30, 1994, respectively. Details of these receivables are shown as follows:

                                      Net Trade Notes and Accounts
                                              Receivable
                                ________________________________________
                                September 30, December 31, September 30,
                                    1995         1994          1994
                                _____________ ____________ _____________
          Case................        60%          53%           63%



          Pipeline............        18           19            14
          Packaging...........         9           15            12
          Automotive..........        13           13            11
                                     100%         100%          100%

     Case net trade notes and accounts receivable are $234.6 million and $356.0 million lower at September 30, 1995, compared to December 31, 1994 and September 30, 1994, respectively, due to the continuing liquidation of the Case retail notes receivable.

     The Company purchased the Case Corporation 10 1/2% Subordinated Note from its parent, Tenneco Inc., in July 1995. The note receivable was recorded at historical cost (See Note 5 to financial statements for additional information). Interest on the note is accreted into the principal balance until June 1996, after which it is paid in cash. At September 30, 1995, the note receivable balance, including accreted interest, totaled $284.8 million or 23% of the Company's total assets.

     The Company held $23.2 million of notes receivable from non-affiliated companies at September 30, 1995, down from the $67.2 million and $71.1 million held at December 31, 1994 and September 30, 1994, respectively. The decrease from December 31, 1994, was due to the pre-payment of a long-term note from a third party. Long-term receivables from non-affiliated companies represented 2% of the Company's total assets at September 30, 1995.

     As of September 30, 1995, the Company had a net recorded investment of $49.9 million in a multifuel boiler leased to Tenneco Packaging Inc. The leased facility represented 4% of the Company's total assets at September 30, 1995.

   Capitalization and Capital Resources

     Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

     The Company's capital requirements have been financed through the issuance of commercial paper, short-term bank notes, publicly and privately placed medium-term notes, senior public debt and bank loans, subordinated debt, and advances and equity capital from Tenneco Inc., plus earnings retained in the business.

     The Company's total capitalization was $1,175.7 million, $1,469.3 million and $1,463.5 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. The components of capitalization at such dates are set forth in the following table:

                                            Capitalization
                                   ________________________________________
                                   September 30, December 31, September 30,
                                       1995         1994          1994
                                   _____________ ____________ _____________
          Commercial paper........       13%           -%            -%
          Short-term bank notes...        9            -             -
          Medium-term senior debt.        3            5             5
          Long-term senior debt...       49           53            53
          Subordinated debt.......        8            6             6
          Stockholder's equity....       18           36            36



                                        100%         100%          100%

   Stockholder's equity decreased primarily due to a $300 million dividend paid to Tenneco Inc. in June 1995.

                              Nine Month Results

   Revenues

     For the first nine months of 1995, revenues totaled $101.8 million, down 18% from the $123.8 million reported for the same period in 1994. This reduction is attributable to lower average Case retail receivable balances.

     On a percentage basis, revenues for the indicated nine-month periods were generated from the following:

                                                       Revenues
                                                   _________________
                                                   Nine Months Ended
                                                      September 30,
                                                   _________________
                                                   1995         1994
                                                   ____         ____
          Case...................................   46%          70%
          Pipeline...............................   14           10
          Packaging..............................   12            6
          Automotive.............................   11            5
          Other..................................    6            2

             Total from accounts receivable......   89           93
          Rental.................................    4            3
          Notes receivable.......................    7            4
                                                   100%         100%

     Discount rates on short-term accounts receivable during the first nine months of 1995 ranged from 8.75% to 9.25% as compared to a range of 5.75% to 8.0% for the first nine months of 1994. The average yield on Case retail receivables for the nine-month period increased to 10.4% in 1995 from 10.1% in 1994.

   Expenses

     Interest expense for the nine months ended September 30, 1995, was $67.0 million versus $93.8 million for the same period in 1994. The $26.8 million decrease was due to lower levels of long-term and short-term debt for the first nine months of 1995. Operating and administrative expense increased $2.7 million in 1995 as compared to the same period in 1994 primarily due to fees paid to Case to service Case U.S. retail notes receivable retained by the Company in the Case reorganization (See Note 3 to financial statements for additional information). Prior to the Case reorganization in June 1994, the Company did not pay such servicing fees to Case.

   Other Income

     Other income for the nine months ended September 30, 1995, was down $34.6 million from the same period in 1994. Other income for 1994 was primarily attributable to the pre-tax gain on the sale of certain farm and construction equipment receivables to limited purpose business



   trusts and a gain on the sale of dealer owned rental yard receivables to Case.

   Net Income

     Net income for the first nine months of 1995 was $14.9 million, a decrease of $19.3 million from net income of $34.2 million for the 1994 period. See discussion in "Revenues" and "Net Income" under Third Quarter Results.


                          PART II--OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          12--Computation of Ratio of Earnings to Fixed Charges
          27--Financial Data Schedule

     (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TENNECO CREDIT CORPORATION


   Date:  November 14, 1995             By        ROBERT T. BLAKELY
                                                  Robert T. Blakely
                                                   President


   Date:  November 14, 1995             By       MARK A. McCOLLUM
                                                 Mark A. McCollum
                                             Principal Financial and
                                              Accounting Officer

                                                                EXHIBIT 12

                          TENNECO CREDIT CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                       COMPUTATION OF RATIO OF EARNINGS
                               TO FIXED CHARGES
                                 (Unaudited)

                                                        (Thousands)
                                                     Nine Months Ended
                                                       September 30,
                                                     1995         1994

   Net income................................      $ 14,908     $ 34,248
   Add:
      Interest expense.......................        66,959       93,773
      Income taxes...........................         9,646       22,830

         Earnings as defined.................      $ 91,513     $150,851

   Fixed charges--interest expense............     $ 66,959     $ 93,773

   Ratio of earnings to fixed charges........         1.37         1.61
   /TABLE

                                                                  EXHIBIT 27

                      THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
                   EXTRACTED FROM TENNECO CREDIT CORPORATION AND CONSOLIDATED
                               SUBSIDIARIES FINANCIAL STATEMENTS
           AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
                                          STATEMENTS

                    TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FINANCIAL DATA SCHEDULE

                                                                         (Thousands)
                                                                      As of September 30,
                                                                         1995 and for
                                                                           the nine
                                                                         months then
                                                                            ended
   CASH AND CASH ITEMS...........................................               $67
   MARKETABLE SECURITIES.........................................                 0
   NOTES AND ACCOUNTS RECEIVABLE--TRADE...........................          853,718
   ALLOWANCES FOR DOUBTFUL ACCOUNTS..............................            (8,713)
   INVENTORY.....................................................                 0
   TOTAL CURRENT ASSETS..........................................                 0
   PROPERTY, PLANT AND EQUIPMENT.................................            69,606
   ACCUMULATED DEPRECIATION......................................           (19,737)
   TOTAL ASSETS..................................................         1,243,045
   TOTAL CURRENT LIABILITIES.....................................                 0
   BONDS, MORTGAGES AND SIMILAR DEBT.............................           966,684
   PREFERRED STOCK--MANDATORY REDEMPTION..........................                0
   PREFERRED STOCK--NO MANDATORY REDEMPTION.......................                0
   COMMON STOCK..................................................                 1
   OTHER STOCKHOLDER'S EQUITY....................................           208,967
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY....................         1,243,045
   NET SALES OF TANGIBLE PRODUCTS................................                 0
   TOTAL REVENUES................................................           101,838
   COST OF TANGIBLE GOODS SOLD...................................                 0
   TOTAL COSTS AND EXPENSES APPLICABLE TO SALES AND REVENUES.....                 0
   OTHER COSTS AND EXPENSES......................................            78,227
   PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES.....................                 0
   INTEREST AND AMORTIZATION OF DEBT DISCOUNT....................            66,959
   INCOME BEFORE TAXES AND OTHER ITEMS...........................            24,554
   INCOME TAX EXPENSE............................................             9,646
   INCOME/LOSS CONTINUING OPERATIONS.............................            14,908
   DISCONTINUED OPERATIONS.......................................                 0
   EXTRAORDINARY ITEMS...........................................                 0
   CUMULATIVE EFFECT--CHANGES IN ACCOUNTING PRINCIPLES............                0
   NET INCOME OR LOSS............................................           $14,908
   EARNINGS PER SHARE--PRIMARY....................................                0
   EARNINGS PER SHARE--DILUTED....................................                0
   /TABLE