Form 10-K
period 1995-12-31
TENNECO CREDIT CORP
filed 1996-03-13
CIK 805019

   ________________________________________________________________________
   ________________________________________________________________________

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                __________________

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1995
                                        OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-15095

                         TENNECO CREDIT CORPORATION
              (Exact name of registrant as specified in its charter)

                       Delaware                             76-0010368
                (State or other jurisdiction             (I.R.S. Employer
              of incorporation or organization)          Identification No.)

                  Tenneco Building, Houston, Texas              77002
              (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: (713) 757-2131

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange
       Title of Each Class                             on which Registered
   9 1/4% Notes due 1996; 10 1/8% Notes due 1997;
     9 5/8% Notes due 2001.......................     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                       None

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $5 per share, 200 shares outstanding as of March 13, 1996.

       TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION J(1)(a) AND (b) TO THE FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                    Documents Incorporated By Reference:  None

________________________________________________________________________
________________________________________________________________________

                                    TABLE OF CONTENTS

                                                                          Page

PART I
  Item 1   Business....................................................     1
  Item 2.  Properties..................................................     6
  Item 3.  Legal Proceedings...........................................     6
  Item 4.  Submission of Matters to a Vote of Security Holders.........     *

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................     6
  Item 6.  Selected Financial Data.....................................     *
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................     6
  Item 8.  Financial Statements and Supplementary Data.................    10
             Index to Financial Statements of Tenneco Credit
               Corporation and Consolidated Subsidiaries...............    10
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    23

PART III
  Item 10. Directors and Executive Officers of the Registrant..........     *
  Item 11. Executive Compensation......................................     *
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management................................................     *
  Item 13. Certain Relationships and Related Transactions..............     *

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.................................................    23
           Financial Statements Included in Item 8.....................    23
           Index to Financial Statements and Schedules Included in
             Item 14...................................................    23
           Schedules Omitted as Not Required or Inapplicable...........    23
           Reports on Form 8-K.........................................    24
           Exhibits....................................................    24

__________

   * No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                      PART I

                            TENNECO CREDIT CORPORATION

   ITEM 1. Business.

      Tenneco Credit Corporation (the "Company") was incorporated in 1981 under the laws of the State of Delaware and commenced operations on October 1, 1984. All of the issued and outstanding capital stock of the Company is owned by Tenneco Inc. The business of the Company relates primarily to financing, on a nonrecourse basis, receivables of Tenneco Inc. and its subsidiaries ("Tenneco").

      The Company's headquarters are located at 1010 Milam, Houston, Texas 77002. The Company has no employees, and employees of Tenneco Management Company, a subsidiary of Tenneco Inc., render all services to the Company that are necessary for the conduct of its operations.

   Purchase of Receivables

      The Company has entered into an agreement (the "Operating Agreement") with subsidiaries of Tenneco Inc. ("Tenneco Subsidiaries") pursuant to which it buys trade receivables generated by the Tenneco Subsidiaries from the sale of goods or services. Each Tenneco Subsidiary, as the Company's agent, makes collections of, and otherwise services, receivables sold by it to the Company. Tenneco Inc., the parent of the Company, has entered into a Performance Agreement for the benefit of the Company in which it agreed to cause the Tenneco Subsidiaries to perform their obligations under the Operating Agreement. Additionally, pursuant to an Investment Agreement between the Company and Tenneco Inc., Tenneco Inc. agreed to provide financial support to the Company if the Company does not satisfy certain financial tests. For additional information concerning these agreements, see "Relationship with Tenneco Inc.--Performance Agreement" and "--Investment Agreement." Because a significant amount of the long-term debt owed by the Company will mature after the maturity of a significant amount of the long-term receivables held by the Company, the Company believes that it will be necessary for Tenneco Inc. to provide financial support, under the provisions of the contractual agreements, in future periods.

      The Company has also purchased from time to time receivables and other assets from subsidiaries of Tenneco Inc. on terms different from those set forth in the Operating Agreement.

      Prior to June 1994, Case Corporation ("Case") sold all of its domestic retail receivables to the Company. Those receivables arose from sales by stores owned by Case and sales through independent dealers. As an incentive to dealers to assist in assuring the collectibility of their receivables, the purchase price discount included an amount for possible losses that may arise from their receivables. This portion of the discount became payable to the dealers as their receivables were collected and was recorded by the Company as a dealers' reserve. Any loss arising from the uncollectibility of a dealer's receivables was charged against this dealer's reserve to the extent of the reserve; any losses in excess of the dealer's reserve are recorded as a loss by the Company. During the years 1991 through 1995, there were no credit losses recorded by the Company in excess of the dealer's reserve.

      Prior to June 1994, Case and its subsidiaries were wholly-owned subsidiaries of Tenneco Inc. On June 23, 1994, pursuant to a Reorganization Agreement dated as of that date, Case acquired the business and assets of the farm and construction equipment business of Tenneco (the "Reorganization") and Tenneco Inc. and certain of its subsidiaries acquired all of the outstanding common stock of Case and (subject to a legally binding commitment to sell) 100% of Case's Series A Cumulative Convertible Preferred Stock. Subsequent to the Reorganization, Tenneco Inc. and its subsidiaries sold an aggregate of approximately 79% of the outstanding shares of Case in an initial public offering and two secondary public offerings. Also, in June 1994, the subsidiaries of Tenneco Inc. that owned the Series A Cumulative Convertible Preferred Stock sold such shares to unaffiliated investors in a private offering. In March 1996, Tenneco Inc. and its subsidiaries sold all their remaining Case shares.

      As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's United States finance subsidiary. Case services the retail receivables retained by the Company, for which it receives a monthly servicing fee based on the amount of net receivables outstanding at the beginning of each month. At December 31, 1995, approximately $509 million of the retail receivables related to Case remained outstanding.

      Under the Operating Agreement, the Company purchases trade receivables at prices agreed to by it and the Tenneco Subsidiaries at the time of sale. The purchase prices have historically been primarily as follows:

          Case. The purchase prices for Case retail receivables were set at levels intended to provide an appropriate market yield to the Company above the Company's cost of funds. The average yield for 1995 on retail receivables purchased from Case was 10.4%, up from 10.1% in 1994.

          Other Tenneco Subsidiaries. The face amount of the trade receivables purchased less a discount based upon the prime rate plus
          25 basis points.   The discount rate charged on short-term trade
          receivables purchased from Tenneco ranged from 8.75% to 9.25% during 1995 and from 5.75% to 8.75% during 1994.

      Maturities of receivables purchased by the Company, which are not restricted by the Operating Agreement, are primarily as follows:

          Case.   Retail receivables purchased from Case generally had
          original maturities ranging from 24 months to 60 months. As of December 31, 1995, the weighted average remaining life to maturity of retail receivables purchased from Case was approximately 28 months. The Case receivables retained by the Company will be substantially liquidated by 1999.

          Other Tenneco Subsidiaries. Most trade accounts receivable purchased from other Tenneco Subsidiaries mature in 30 to 60 days.

   As stated above, the Company believes that it will be necessary for Tenneco Inc. to provide financial support, under the provisions of the contractual agreements, in future periods.

      Sales of receivables to the Company under the Operating Agreement are without recourse to the selling Tenneco Subsidiaries. Reference is made to the caption "Tenneco Subsidiaries and Case" for a discussion of the businesses which generate the trade receivables purchased by the Company.

      As of December 31, 1995, and December 31, 1994, the Company held the following trade notes and accounts receivable generated by (i) Case and
   (ii) Tenneco business segments:

                                                         (Thousands)
                                                         December 31,
                                                    -----------------------
                                                      1995         1994
                                                    ----------   ----------
   Gross Receivables
      Case........................................  $  509,480   $  882,817
      Energy......................................     121,954      259,911
      Packaging...................................      69,488      208,630
      Automotive..................................      74,277      175,245
                                                    ----------   ----------
        Subtotal..................................     775,199    1,526,603

   Less:  Unearned Finance Charges
      Case........................................      63,188      134,955
      Energy......................................         586        1,158
      Packaging...................................         365          815
      Automotive..................................         266          572
                                                    ----------   ----------
        Subtotal..................................      64,405      137,500
   Less:  Allowance for Doubtful Accounts--Case..        7,991        9,554
                                                    ----------   ----------

      Net Receivables.............................  $  702,803   $1,379,549
                                                    ==========   ==========

      See Note 4 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries for an analysis of the maturities of the trade notes and accounts receivable held by the Company on December 31, 1995.
   See also the "Outlook" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the Company's assessment of its viability following the liquidation of substantially all of the Case retail receivables in 1999.

      In addition to purchasing trade receivables under the Operating Agreement, the Company has acquired, and may acquire in the future, various long-term receivables from non-affiliated companies. Purchases of these long-term receivables are negotiated on an arm's length basis by the Company and the seller at the time of purchase.

   Tenneco Subsidiaries and Case

      As of December 31, 1995, the Company held trade notes and accounts receivable purchased under the Operating Agreement from eleven Tenneco Subsidiaries, including subsidiaries in Tenneco's Energy, Automotive and Packaging divisions. The information below is provided with respect to those Tenneco Subsidiaries from which the Company has purchased or expects to purchase a substantial amount of accounts and notes receivable.

      The principal business operations of Tenneco's Automotive division are Walker Manufacturing Company and Monroe Auto Equipment Company. Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for sale as replacement equipment. Monroe Auto Equipment Company and its affiliates are engaged principally in the design, manufacture and distribution of original equipment and replacement ride control products.

       Tenneco's Energy division principally consists of Tennessee Gas Pipeline Company ("Tennessee") and other subsidiaries who transport gas for, or sell gas to, primarily transmission and distribution companies. Its multiple-line interstate natural gas transmission system begins in the gas-producing areas of Texas and Louisiana, including the continental shelf of the Gulf of Mexico, and extends into the northeastern section of the United States, including the New York City and Boston metropolitan areas.

      Tenneco's Packaging division is involved in the manufacture and sale of containerboard, paperboard, corrugated shipping containers, folding cartons, disposable plastic and aluminum containers, molded fiber products and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries.

      During 1995, Tenneco's Packaging division acquired the plastics division of Mobil Corporation. The plastics business is the largest North American producer of polyethylene and polystyrene consumer and food service packaging products. Subsequent to the acquisition, certain receivables of the plastics business have been purchased by the Company under the terms of the Operating Agreement.

      Case and its subsidiaries, which are no longer subsidiaries of the Company, manufacture a full line of farm equipment and light- and medium-sized construction equipment. Prior to June 30, 1994, Case and its subsidiaries were wholly-owned subsidiaries of Tenneco Inc. See "Purchase of Receivables" above. As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's United States finance subsidiary.

   Other Investments

      The Company owns a 95% limited partner interest in a partnership that owns a multifuel boiler that is leased to Tenneco Packaging for use in its paper mill at Counce, Tennessee, pursuant to an agreement designed to return to the Company its investment and a return on investment during the term of the lease. The remaining 5% interest in this partnership is owned by Tenneco InterAmerica Inc., an indirect wholly-owned subsidiary of Tenneco Inc., which is also the general partner of this partnership.

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

      Operating Agreement

      The Operating Agreement, as amended and restated as of June 15, 1988, provides that purchases from the Tenneco Subsidiaries of notes and accounts receivable owed to the Tenneco Subsidiaries by third parties will be made by the Company at a purchase price equal to the amount of such receivables less a discount determined by the parties at the time of the sale. Historically, the discount rate has been based on the prevailing
   prime rate at the time of sale plus 25 basis points.   Under the Operating
   Agreement, the selling Tenneco Subsidiaries are required to collect the receivables on behalf of the Company and remit the proceeds to it promptly after collection. From time to time, additional subsidiaries of Tenneco Inc. may become parties to the Operating Agreement and begin selling receivables to the Company.

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

      Investment Agreement

      Tenneco Inc. and the Company have entered into an Investment Agreement dated as of June 15, 1988, pursuant to which Tenneco Inc. agreed to own, directly or indirectly, all of the capital stock of the Company having the right to vote for directors so long as the Company has any debt outstanding that is held by persons other than Tenneco Inc. or any of its affiliates ("Unaffiliated Debt"). Tenneco Inc. has also agreed to maintain an investment in the Company (either in the form of subordinated debt or stockholder's equity) at least equal to 20% of the sum of the Company's debt and stockholder's equity and to pay with respect to each month a fee to the Company equal to the amount, if any, by which the cumulative earnings of the Company and its consolidated subsidiaries for the period from the beginning of the calendar year to the end of such month, before deduction of interest, other fixed charges and income taxes are less than 25% of interest and other fixed charges. Under the Investment Agreement, the Company will not sell or otherwise dispose of its assets (other than in the ordinary course of business) or incur any Unaffiliated Debt unless after such disposition or incurrence the Company will own assets in an amount at least equal to 125% of the Unaffiliated
   Debt (other than debt that is expressly subordinated).   Furthermore, the
   Company will not declare or pay any dividends or make any distribution with respect to its capital stock if the Company would thereafter be unable to pay the principle of, or interest or premium, if any, on the Unaffiliated Debt.

      A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for any months prior to or following January 1994.

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

   Relationship with Tennessee

      Tennessee is a party to a Performance Agreement and an Investment Agreement that are substantially identical to the Performance Agreement and Investment Agreement of Tenneco Inc. These agreements were originally entered into in 1984 at the time the Company commenced operations (at which time Tennessee was the parent of the Company). The original Performance Agreement of Tennessee has been modified so that Tennessee's obligations only relate to the Tenneco Subsidiaries that are also subsidiaries of Tennessee, and the original Investment Agreement was amended so that it enured to the benefit of holders of Unaffiliated Debt outstanding on January 14, 1987. The Company, Tenneco Inc. and Tennessee are also parties to an Investment Agreement that enures to the benefit of holders of Unaffiliated Debt issued after January 14, 1987, and prior to June 14, 1988, and certain holders of Unaffiliated Debt outstanding on January 14, 1987. The principal differences between the two Investment Agreements to which Tennessee is a party relate to technical differences in the definitions of debt and fixed charges.

   ITEM 2. Properties.

      The Company believes that the multifuel boiler leased to Tenneco Packaging Inc. is well maintained and in good operating condition. This boiler is subject to a mortgage and other security interests that secure indebtedness assumed by a subsidiary of the Company in connection with the acquisition of the boiler.

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


                                     PART II

   ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

      All of the capital stock of the Company is owned by Tenneco Inc. and, therefore, there is no trading market for such securities. See Note 1 to the Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries. During 1995, the Company declared and paid $300 million in dividends. The Company paid no dividends in 1994 and 1993. The Company may pay additional dividends to Tenneco Inc. from time to time depending upon the profitability, liquidity and capital and contractual requirements of the Company. See "Relationship with Tenneco Inc.--Investment Agreement" under Item 1 for information concerning restrictions on the Company's ability to pay dividends.

   ITEM 6. Selected Financial Data

      Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Pursuant to paragraph (2)(a) of General Instruction J to Form 10-K, the following analysis explains the reasons for material changes in the amount of revenue and expense items between 1995 and 1994.

   Revenues

      Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") reported total revenues of $134.1 million for 1995, down $25.8 million or 16% from 1994. The decrease is primarily attributable to the continuing liquidation of retail receivables related to Case.

      Presented below are the percentages of revenues from the various sources for the years ended December 31:

                                                           Revenues
                                                        1995      1994
        Case...............................              44%        65%
        Energy.............................              14         10
        Packaging..........................              12          7
        Automotive.........................              11          7
        Other..............................               4          4
                                                       -----      -----
          Total from Accounts Receivable...              85         93
        Rental.............................               4          4
        Notes Receivable...................              11          3
                                                       -----      -----
                                                        100%       100%
                                                       =====      =====

      The average yield on Case Corporation ("Case") retail receivables for 1995 was 10.4% compared to 10.1% for 1994. The discount rate charged on short-term trade receivables purchased from subsidiaries of Tenneco Inc. ranged from 8.75% to 9.25% during 1995 compared to ranges of 5.75% to 8.75% in 1994.

      The Company's only leasing activity is the multifuel boiler facility leased to Tenneco Packaging Inc., an affiliate of the Company. Leasing activities provided $5.7 million of revenues in each of the years 1995 and 1994.

      Interest income from notes receivable increased $9.4 million during 1995 compared to 1994 primarily due to the purchase of the Case Corporation subordinated note receivable from Tenneco Inc. in July 1995. The note was subsequently sold to Tenneco Equipment Corporation, a subsidiary of Tenneco Inc., in December 1995. See Note 4 in Notes to Financial Statements for additional information.

      Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges, as defined therein. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for any months prior or subsequent to January 1994.

      Subsequent to the Case reorganization in June 1994, the Case retail financing activities have been conducted by Case's United States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining retail receivables balance is collected. See Note 2 in Notes to Financial Statements for additional information.

   Expenses

      Interest expense of $86.3 million for 1995 represented a decrease of 26% or $31.0 million from 1994. This decrease resulted from lower levels of long-term and short-term debt. The average interest rate was 10.1% and 9.8% for 1995 and 1994, respectively. Operating and administrative expenses increased $1.1 million primarily due to fees paid to Case to service Case retail receivables retained by the Company (See Note 2 in Notes to Financial Statements for additional information).

   Other Income (Loss)

      Other income (loss) for 1995 principally consists of a $1.3 million loss, recorded in December 1995, to reserve for a doubtful note receivable from a third party. During 1994, the Company received net proceeds of $555 million from the sale of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the receivables as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $530 million and accordingly, the Company recognized a pre-tax gain of $25 million in February 1994 due to the sale. In addition, the Company recognized a gain on the sale of dealer owned rental yard receivables to Case in 1994.

   Net Income

      Net income for 1995 was $21.5 million, a decrease of $19.9 million or 48% compared with 1994. The decrease is primarily attributable to lower revenues from Case retail receivables and lower income from sale of receivables offset by decreased interest expense and income taxes.

   Assets

      The Company had total assets of $1,000.3 million at December 31, 1995, compared to $1,516.1 million at December 31, 1994. The 34% decrease from year-end 1994 was due primarily to the continuing liquidation of the Case retail receivables (See Notes 2 and 4 in Notes to Financial Statements for additional information).

      As of December 31, 1995, the Company held net trade notes and accounts receivable purchased from affiliates totaling $702.8 million, which accounted for 70% of the Company's total assets. This compares to $1,379.5 million, or 91%, of assets as of December 31, 1994. Details of these receivables are shown as follows:

                                                     Net Trade Notes and
                                                     Accounts Receivable
                                                 --------------------------
                                                 December 31,  December 31,
                                                     1995          1994
                                                 ------------  ------------
        Case.................................        62%           53%
        Energy...............................        17            19
        Packaging............................        10            15
        Automotive...........................        11            13
                                                    ---           ---
                                                    100%          100%
                                                    ===           ===

      Case net trade notes and accounts receivable are $300 million lower at December 31, 1995, compared to December 31, 1994, primarily due to the continuing liquidation of the Case retail receivables.

      Net notes receivable from non-affiliated companies was zero at December 31, 1995, down from $67.2 million at December 31, 1994. The decrease from 1994 was primarily due to the pre-payment of a long-term note from a third party. In addition, the Company established a loss provision for its remaining $1.3 million in notes receivable from non-affiliated companies. Notes receivable from affiliated companies was $25 million at December 31, 1995, which was attributable to borrowings under a credit facility provided by the Company to an affiliate. See Note 4 in the Financial Statements for additional information.

      At December 31, 1995, the Company had a $49 million net investment in a multifuel boiler leased to Tenneco Packaging Inc., an indirect, wholly-owned subsidiary of Tenneco Inc. The leased facility represented 5% of the Company's total assets at December 31, 1995.

   Capitalization and Capital Resources

      Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

      Subsequent to December 31, 1995, substantially all of the proceeds from the maturity of the Company's temporary cash investments at year-end 1995 was loaned to its parent, Tenneco Inc.

      The Company's capital requirements have been financed through the issuance of commercial paper, short-term bank loans and advances and equity capital from Tenneco Inc. plus earnings retained in the business.

      The Company's total capitalization was $956.8 million at December 31, 1995, and $1,469.3 million at December 31, 1994. The components of capitalization at such dates are set forth in the following table:

                                                       Capitalization
                                                --------------------------
                                                 December 31,  December 31,
                                                     1995          1994
                                                 ------------  ------------
        Medium-Term Senior Notes.............         4%            5%
        Long-Term Senior Debt................        60            53
        Subordinated Debt....................        10             6
        Stockholder's Equity.................        26            36
                                                    ---           ---
                                                    100%          100%
                                                    ===           ===

   Outlook

      As previously discussed, the Case retail receivables have a weighted average remaining life to maturity of approximately 28 months and will be substantially liquidated by 1999. However, a significant portion of the Company's Senior Debt matures in the year 2001. Following is an analysis of the maturities of the Company's trade receivable portfolio (including rentals receivable under the operating leases) compared to the maturities of its total debt portfolio:

                        Receivable           Debt
                        Maturities        Maturities         Difference
                        ----------        ----------         ----------
       1996.........    $  487,916        $  157,626         $  330,290
       1997.........       173,042           175,510             (2,468)
       1998.........       104,130            72,730             31,400
       1999.........        32,687             3,588             29,099
       2000.........         6,064             4,838              1,226
       Thereafter...        57,284           292,964           (235,680)
                        ----------        ----------         ----------
                        $  861,123        $  707,256         $  153,867
                        ==========        ==========         ==========

      Pursuant to the Investment Agreement, Tenneco Inc. is required to cause the Company's consolidated assets to be at least equal to 125% of all its consolidated Senior Debt outstanding. Further, Tenneco Inc. is required to pay the Company a monthly service charge equal to the amount by which pre-interest, pre-tax earnings are less than 125% of fixed charges, as defined. Because a significant amount of the long-term debt owed by the Company will mature after the maturity of a significant amount of the long-term trade receivables held by the Company, the Company believes that it will be necessary for Tenneco Inc. to provide financial support, under the provisions of this contractual agreement, in future periods. The Company also is contractually restricted from declaring or paying dividends or making any other capital distributions if such action would render the Company unable to meet its debt service obligations on unaffiliated debt.
   As a result, the Company believes that the continuing liquidation of the Case retail receivable portfolio will not impact the Company's ability to meet the maturities of its debt portfolio which are due after these receivables are substantially liquidated.

      On an ongoing basis, the Company expects that the scope of its operations will be substantially reduced as the Case retail receivables are liquidated. As a result, earnings, assets and total capitalization are expected to continue to decrease throughout the foreseeable future.

   ITEM 8. Financial Statements and Supplementary Data.

           INDEX TO FINANCIAL STATEMENTS OF TENNECO CREDIT CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


   Page
   Report of independent public accountants..........................       11
   Balance sheets--December 31, 1995 and 1994........................       12
   Statements of income for each of the three years in the
     period ended December 31, 1995..................................       13
   Statements of cash flows for each of the three years in the
     period ended December 31, 1995..................................       14
   Statements of changes in stockholder's equity for each of the
     three years in the period ended December 31, 1995...............       15
   Notes to financial statements.....................................       16


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To Tenneco Credit Corporation:

      We have audited the accompanying balance sheets of Tenneco Credit Corporation (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and consolidated subsidiaries as of December 31, 1995 and 1994, and the related statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Tenneco Credit Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Credit Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                           ARTHUR ANDERSEN LLP

   Houston, Texas
   February 8, 1996

                               TENNECO CREDIT CORPORATION
                             AND CONSOLIDATED SUBSIDIARIES

                                     BALANCE SHEETS

                            (Thousands Except Share Amounts)

                                                                 December 31,
                                                          ----------------------
                                                             1995        1994
                     ASSETS                               ----------  ----------
                     ------
Notes and accounts receivable purchased from affiliates:
   Customers............................................. $  775,199 $1,522,862
   Affiliated companies..................................         --      3,741
                                                          ---------- ----------
                                                             775,199  1,526,603
Less--Unearned finance charges...........................     64,405    137,500
       Allowance for doubtful receivables................      7,991      9,554
                                                          ---------- ----------
                                                             702,803  1,379,549
                                                          ---------- ----------
Notes receivable:
   Non-affiliated companies, including $0 and
    $4,917, due within one year at the respective dates..      1,267     67,156
   Affiliated companies..................................     25,000         --
                                                          ---------- ----------
                                                              26,267     67,156
   Less--Allowance for doubtful note receivable..........      1,267         --
                                                          ---------- ----------
                                                              25,000     67,156
                                                          ---------- ----------
Equipment under operating leases (at cost), less
 accumulated depreciation of $20,234 and $18,246 at the
 respective dates........................................     49,372     51,360
                                                          ---------- ----------
Other assets:
   Cash and cash equivalents.............................    211,610        332
   Accounts receivable from affiliates...................      2,716      1,193
   Interest receivable and other.........................      8,840     16,466
                                                          ---------- ----------
                                                             223,166     17,991
                                                          ---------- ----------
                                                          $1,000,341 $1,516,056
                                                          ========== ==========

          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------
   Senior notes.......................................... $  615,156 $  852,008
   Subordinated notes....................................     92,100     92,100
   Accounts payable to affiliates........................     11,960      7,834
   Accrued interest......................................     16,712     24,613
   Deferred income taxes.................................     14,843     14,304
                                                          ---------- ----------
                                                             750,771    990,859
                                                          ---------- ----------
   Stockholder's equity:
      Common stock, par value $5 per share, authorized,
       issued and outstanding 200 shares..................         1          1
      Capital surplus.....................................   188,128    185,228
      Retained earnings...................................    61,441    339,968
                                                          ---------- ----------
                                                             249,570    525,197




                                                          ---------- ----------
                                                          $1,000,341 $1,516,056
                                                          ========== ==========

              (The accompanying notes to financial statements are an
                     integral part of these balance sheets.)

                            TENNECO CREDIT CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                               STATEMENTS OF INCOME

                                   (Thousands)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    1995       1994       1993
                                                  --------   --------  --------
 REVENUES:
   Earned finance charges and interest..........  $128,325   $154,161 $226,681
   Rental income from affiliated company........     5,728      5,728    5,728
                                                  --------   -------- --------
     Total revenues.............................   134,053    159,889  232,409
                                                  --------   -------- --------
 EXPENSES:
   Interest--
     Commercial paper...........................       926      3,391    4,643
     Senior notes...............................    71,854    100,371  138,384
     Subordinated notes.........................     9,164      9,098    9,071
     Commitment fees and other..................     1,224      3,194    5,625
     Affiliated companies.......................     3,167      1,303    2,600
                                                  --------   -------- --------
                                                    86,335    117,357  160,323
   Depreciation and amortization................     1,988      1,989    1,988
   Operating and administrative.................    12,510     11,413    3,361
                                                  --------   -------- --------
   Total expenses...............................   100,833    130,759  165,672
                                                  --------   -------- --------
 OTHER INCOME (LOSS)............................    (1,228)    35,235   48,757
                                                  --------   -------- --------
 INCOME BEFORE INCOME TAXES.....................    31,992     64,365  115,494
 INCOME TAXES...................................    10,519     22,970   45,902
                                                  --------   -------- --------
 NET INCOME.....................................  $ 21,473   $ 41,395 $ 69,592
                                                  ========   ======== ========

              (The accompanying notes to financial statements are an
                  integral part of these statements of income.)

                            TENNECO CREDIT CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                                     Years Ended December 31,
                                                 ----------------------------
                                                   1995       1994       1993
                                                 --------   --------  --------
OPERATING ACTIVITIES:
  Net income..................................   $ 21,473   $ 41,395 $ 69,592
  Adjustments to reconcile to net cash
   provided from operating activities:
    Depreciation and amortization.............      1,988      1,989    1,988
    Deferred income taxes.....................        539      4,068   (6,624)
    (Increase) decrease in notes and accounts
      receivable purchased from affiliates,
      net.....................................    676,746    506,513  345,282
    Change in accounts payable to and
      receivable from affiliates..............     (1,981)     3,922  (22,194)
    Increase (decrease) in accrued interest...     (7,901)   (19,012)  (7,932)
    Increase (decrease) in dealers' reserve...         --    (18,148)   8,475
    (Increase) decrease in notes receivable
      from affiliated companies...............    (25,000)    93,250  (34,772)
    Change in other assets and other, net.....     15,200     91,827  (57,978)
                                                 --------   -------- --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES...    681,064    705,804  295,837
                                                 --------   -------- --------
INVESTING ACTIVITIES:
  Collections on long-term notes receivable...     65,889     38,930   48,368
  Purchase of long-term notes receivable......         --       (146)      --
                                                 --------   -------- --------
NET CASH PROVIDED FROM INVESTING ACTIVITIES...     65,889     38,784   48,368
                                                 --------   -------- --------
FINANCING ACTIVITIES:
  Capital contribution from (distribution to)
   affiliate, net.............................      2,900         --      --
  Increase (decrease) in commercial paper.....         --   (240,938) 111,174
  Retirement of senior and subordinated notes.   (238,575)  (503,322)(455,388)
  Dividends paid..............................   (300,000)        --      --
                                                 ---------  -------- --------
NET CASH USED IN FINANCING ACTIVITIES.........   (535,675)  (744,260)(344,214)
                                                 --------   -------- --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................    211,278        328       (9)
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...        332          4       13
                                                 --------   -------- --------
ENDING CASH AND CASH EQUIVALENTS BALANCE......   $211,610   $    332 $      4
                                                 ========   ======== ========
CASH PAID DURING THE YEAR FOR:
  Interest....................................   $ 91,069   $136,369 $168,255
  Income taxes................................   $  8,838   $ 20,525 $ 52,526

   Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at date of purchase.

              (The accompanying notes to financial statements are an
                integral part of these statements of cash flows.)

                            TENNECO CREDIT CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                   (Thousands)

                                                     Years Ended December 31,
                                                 ----------------------------
                                                   1995       1994       1993
                                                 --------   --------  --------
COMMON STOCK:
  Balance beginning and end of year............  $      1   $      1 $      1
                                                 --------   -------- --------
CAPITAL SURPLUS:
  Balance beginning of year....................   185,228    185,228  185,228
    Capital contribution from (distribution
     to) affiliate, net........................     2,900         --       --
                                                 --------   -------- --------
  Balance end of year..........................   188,128    185,228  185,228
                                                 --------   -------- --------
RETAINED EARNINGS:
  Balance beginning of year....................   339,968    298,573  228,981
    Net income.................................    21,473     41,395   69,592
    Cash dividends.............................  (300,000)        --       --
                                                 --------   -------- --------
  Balance end of year..........................    61,441    339,968  298,573
                                                 --------   -------- --------
    Total......................................  $249,570   $525,197 $483,802
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

      Consolidation

        The consolidated financial statements include the accounts of Tenneco Credit Corporation, its majority-owned subsidiaries, Counce Limited Partnership and subsidiary, and its wholly-owned subsidiary, TenFac Corporation. Counce Limited Partnership was organized to construct a multifuel steam boiler and turbine generator facility for lease to Tenneco Packaging Inc., an indirect wholly-owned subsidiary of Tenneco Inc.

        All significant intercompany items have been eliminated in consolidation.

      Revenue Recognition

        Finance charges are recognized as income on the accrual method in the period in which they are earned. Finance charges earned on purchased trade and other receivables in 1995, 1994 and 1993 were approximately $128 million, $154 million and $227 million, respectively. Finance charges on the trade receivables purchased from affiliates are charged by TCC to these affiliates at mutually agreed amounts. Historically, the discount rate has been based upon the prevailing prime rate plus 25 basis points. Rates charged on short-term trade receivables purchased from subsidiaries of Tenneco Inc. ranged from 8.75% to 9.25% during 1995 as compared to ranges of 5.75% to 8.75% and 5.75% to 6.50% for 1994 and 1993,
   respectively. The average yield on Case Corporation ("Case") retail receivables for 1995 was 10.4%, up from 10.1% in 1994 and down from 11.4% in 1993.

        Revenue from the operating lease covering the boiler facility is recognized monthly on a pro rata basis over the terms of the related contract.

      Related Party Transactions

        The Company has entered into an agreement (the "Operating Agreement") with several subsidiaries of Tenneco Inc. ("Tenneco Subsidiaries") pursuant to which the Company buys trade receivables generated by the Tenneco Subsidiaries from the sale of goods and services. Each Tenneco Subsidiary, as the Company's agent, makes all collections and services the receivables sold by it to the Company. The Company also may purchase receivables and other assets from Tenneco Subsidiaries on terms different from those set forth in the Operating Agreement. Gross receivables purchased from affiliates at December 31, 1995 and 1994, totaled $.8 billion and $1.5 billion, respectively.

      Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues and expenses. The Company's financial statements include estimates regarding the collectibility of its accounts and notes receivable and the useful life of its equipment under operating lease. These estimates could change in future periods depending upon new facts or circumstances.

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

      Reclassification

        Certain reclassifications have been made to prior year amounts to conform with the current year's presentation.

   (2) REORGANIZATION OF CASE FINANCING ACTIVITIES

      Prior to June 1994, Case sold all of its domestic retail receivables to the Company. Those receivables arose from sales by stores owned by Case and sales through independent dealers. As an incentive to dealers to assist in assuring the collectibility of their receivables, the purchase price discount included an amount for possible losses that may arise from their receivables. This portion of the discount became payable to the dealers as their receivables were collected and was recorded by the Company as a dealers' reserve. Any loss arising from the uncollectibility of a dealer's receivables was charged against this dealer's reserve to the extent of the reserve; any losses in excess of the dealer's reserve are recorded as a loss by the Company. During the years 1991 through 1995, there were no credit losses recorded by the Company in excess of the dealer's reserve.

      On June 23, 1994, pursuant to a reorganization agreement dated as of that date, Case acquired the business and assets of the farm and construction equipment business of Tenneco Inc. and subsidiaries (the "Reorganization") and Tenneco Inc. and certain of its subsidiaries acquired all of the outstanding common stock of Case. Subsequent to the Reorganization, Tenneco Inc. and certain of its subsidiaries have sold an aggregate of approximately 79% of the outstanding shares of Case in an initial public offering and two secondary public offerings. As part of the Reorganization, the Company retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization that is not redeemable prior to maturity. The Company also sold Case-related notes and accounts receivable of approximately $395 million back to Case. Since the Reorganization, United States retail finance activity has been conducted by Case's United States finance subsidiary. Case continues to service the retail receivables retained by the Company, for which it receives a monthly servicing fee based on the amount of net receivables outstanding at the beginning of each month. At December 31, 1995, approximately $509 million of the Case retail receivables remained outstanding. It is estimated that the Case receivables retained by the Company will be substantially liquidated by 1999 (See Note 4).

      As a result of the Reorganization and subsequent initial public offering of Case common stock, the applicable dealers' reserve was transferred to Case. In addition, due to Case's use of its finance subsidiary to conduct retail finance activity, the Company no longer purchases Case receivables. Consequently, the Company's revenues and interest expense will decline as the existing Case receivables are collected and the associated debt is retired. The reduction in receivables and debt will also reduce the Company's future net income.

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   (3) INCOME TAXES

      TCC and Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated U.S. federal income tax return. Such agreement provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (ii) each company in a tax loss position will be currently reimbursed to the extent its deductions and tax credits are utilized in the consolidated return.

      The Company utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.
   The Company's pre-tax income is principally domestic and subject to taxation under U.S. federal and applicable state jurisdictions.

      The components of total income tax expense are as follows:

                                                   (Thousands)
                                              Years Ended December 31,
                                              ----------------------------
                                                1995       1994       1993
                                              -------    -------    -------
   Current--
     Federal................................   $ 9,218    $14,618     $43,696
     State..................................       762      4,284       8,830
                                               -------    -------     -------
                                                 9,980     18,902      52,526
                                               -------    -------     -------
   Deferred--
     Federal................................      (669)     6,680      (7,616)
     State..................................     1,208     (2,612)        992
                                               -------    -------     -------
                                                   539      4,068      (6,624)
                                               -------    -------     -------
         Total..............................   $10,519    $22,970     $45,902
                                               =======    =======     =======

      The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is primarily due to state income taxes of $1 million, $1 million and $6 million in 1995, 1994 and 1993, respectively, net of federal income tax benefit. In addition, 1995 income tax expense was reduced by a revision to estimated federal income taxes provided in 1994.

      The components of net deferred tax liability at December 31, 1995 and 1994, were as follows:



















                                                             (Thousands)
                                                           1995       1994
                                                         -------    -------
        Deferred tax assets--
          Bad debt reserve.........................      $ 3,286    $ 3,344
          State taxes..............................           --        369
        Deferred tax liabilities--
          Tax over book depreciation...............       16,886     17,547
          State taxes..............................          839         --
          Other....................................          404        470
                                                         -------    -------
        Net deferred tax liability.................      $14,843    $14,304
                                                         =======    =======

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   (4) NOTES AND ACCOUNTS RECEIVABLE

      Contractual maturities of notes and accounts receivable purchased from affiliates as of December 31, 1995, are as follows:

                                            (Thousands)
                     TOTAL        CASE       ENERGY    PACKAGING   AUTOMOTIVE
                   ----------  ----------  ----------  ----------  ----------
Year Ending
 December 31:
  1996............    $  482,188  $  216,469  $  121,954  $   69,488  $   74,277
  1997............       167,314     167,314          --          --          --
  1998............        98,402      98,402          --          --          --
  1999............        26,959      26,959          --          --          --
  2000............           336         336          --          --          --
                      ----------  ----------  ----------  ----------  ----------
                      $  775,199  $  509,480  $  121,954  $   69,488  $   74,277
                      ==========  ==========  ==========  ==========  ==========

      During 1994 and 1993, TCC received net proceeds of $555 million and $877 million, respectively, from the sale of certain retail farm and construction equipment receivables to limited purpose business trusts, which utilized the notes as collateral for the issuance of asset-backed securities to the public. The net book value of the receivables sold was $530 million and $834 million for 1994 and 1993, respectively, and accordingly, TCC recognized pre-tax gains on the transactions of $25 million and $43 million for 1994 and 1993, respectively. In addition, the Company recognized a gain of $1 million and $6 million from the sale of trade receivables to Asset Securitization Cooperative Corporation in 1994 and 1993, respectively. These receivables originated with Tenneco Inc.'s packaging, automotive parts and energy subsidiaries. The gains on sale of receivables were recorded in "Other income (loss)" in the Statements of Income.

      In July 1995, the Company purchased the Case Corporation 10 1/2% Subordinated Note (the "Subordinated Note") at fair market value from Tenneco Inc., its parent, for $310.8 million in cash. The Company recorded this receivable at Tenneco Inc.'s historical cost of $279.7 million. The $31.1 million premium paid on the note is included in the Statement of Changes in Stockholder's Equity caption "Capital contribution from (distribution to) affiliate, net." In December 1995, the Company sold the Subordinated Note to a subsidiary of Tenneco Inc. for $326 million in cash. At the date of sale, the Company's carrying value for the Subordinated Note was $292 million, and the difference between the cash proceeds and carrying value is also included in the Statement of Changes in Stockholder's Equity caption "Capital contribution from (distribution to) affiliate, net."

      During 1995, gross notes receivable from non-affiliated companies decreased $66 million, principally due to the pre-payment of a long-term note by a third party.

      Tenneco International Holding Corp. ("TIHC"), an indirect subsidiary of Tenneco Inc., has arranged a $50 million committed line of credit with the Company to provide short-term financing which provides for borrowings at various market rates. At December 31, 1995, the Company had made loans of $25 million to TIHC related to this line of credit.

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   (5) COMMERCIAL PAPER AND LINES OF CREDIT

      TCC sells commercial paper on a short-term unsecured basis. Information regarding commercial paper as of and for the years ended December 31, 1995 and 1994 follows:

                                                          (Thousands)
                                                       1995         1994
                                                     ------------ ------------
Outstanding borrowings at end of year............    $     --     $     --
Weighted average interest rate on outstanding
 borrowings at end of year.......................          --           --
Approximate maximum month-end outstanding
 borrowings during the year......................    $156,833     $148,700
Approximate average month-end outstanding
 borrowings during the year......................    $ 25,557     $ 41,892
Weighted average interest rate on approximate
 average month-end outstanding borrowings
 during the year.................................        6.17%        4.17%

      TCC also has available total lines of credit of $400 million with various banks which are committed through November 1999. Borrowings are available as either domestic loans or as Eurodollar loans. The agreements provide for facility fees of 0.1875% on the entire amount of the commitment. At December 31, 1995, TCC had no amounts outstanding under these lines of credit.

   (6) SENIOR AND SUBORDINATED DEBT

      A summary of Senior and Subordinated Debt outstanding is set forth in the following tabulation (in thousands):

                                                              December 31,
                                                          1995         1994
                                                      -----------  -----------
   Senior Notes--
     Tenneco Credit Corporation:
       Medium-term notes due 1996 through 2002,
        average interest rate 8.97%.................  $   37,600   $   73,150
       9% Notes due 1995 (net of $83 unamortized
        discount in 1994)...........................          --      199,917
       9.25% Notes due 1996 (net of $67 and $147
        unamortized discount, respectively).........     149,933      149,853
       10.13% Notes due 1997 (net of $154 and $235
        unamortized discount, respectively).........     149,846      149,765
       9.63% Notes due 2001 (net of $606 and $714
        unamortized discount, respectively).........     249,394      249,286
     Counce Finance Corporation:
       13% Notes due 1996 through 2000..............      17,193       20,218
       Zero coupon notes, due 2010 discounted to
        yield 13.50%................................      38,283       38,283
       Less: unamortized discount...................     (27,093)     (28,464)
                                                      ----------   ----------
         Total Senior Notes.........................     615,156      852,008
   Subordinated Notes--
     Tenneco Credit Corporation:
       Medium-term notes due 1998 through 2001,
        average interest rate 9.90%.................      92,100       92,100
                                                      ----------   ----------
                                                      $  707,256   $  944,108
                                                      ==========   ==========





      At December 31, 1995, approximately $49 million net book value of equipment under lease was pledged as collateral to secure $28 million of senior notes.

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

      The aggregate maturities applicable to the notes outstanding at December 31, 1995, are $158 million, $176 million, $73 million, $4 million and $5 million for 1996, 1997, 1998, 1999 and 2000, respectively.


   (7) EQUIPMENT UNDER OPERATING LEASE TO AFFILIATES

      At December 31, 1995, Counce Limited Partnership had a long-term operating lease with Tenneco Packaging Inc., covering equipment with a net book value of $49 million. The lease requires Tenneco Packaging Inc. to pay all operating, maintenance and insurance costs. The aggregate minimum future annual rentals receivable under the operating lease at December 31, 1995, are as follows:

                                                          (Thousands)
        1996.............................................    $ 5,728
        1997.............................................      5,728
        1998.............................................      5,728
        1999.............................................      5,728
        2000.............................................      5,728
        Thereafter.......................................     57,284
                                                             -------
                                                             $85,924
                                                             =======

      Depreciation of the equipment under lease is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of the property over its estimated useful life.

   (8) FINANCIAL INSTRUMENTS

      The estimated fair values of TCC's financial instruments at December 31, 1995 and 1994, were estimated as follows:

                                                  (Thousands)
                                          1995                    1994
                                  --------------------    --------------------
                                  Carrying     Fair       Carrying     Fair
                                   Amount      Value       Amount      Value
                                  --------  ----------    --------  ----------
Cash and Cash Equivalents...... $  211,610  $  211,610  $      332  $      332
Receivables (Customer and
 Notes)........................    702,803     785,032   1,446,705   1,548,285
Senior and Subordinated Notes..    707,256     794,077     944,108     980,779

      The following methods and assumptions were used to estimate the fair value of financial instruments:

      Cash and Cash Equivalents--The fair value of cash and other cash investments was considered to be the same as or was not determined to be materially different from the carrying amount.

      Receivables--TCC believes that in the aggregate, the carrying amount of its trade receivables, purchased from Tenneco Subsidiaries, was not materially different from the fair value of those receivables. Fair value of the long-term receivables was based on the market value of receivables with similar maturities and interest rates. Customer notes and accounts receivable purchased from affiliates are concentrated 62% in the farm and construction business, 17% in energy businesses, 11% in automotive parts businesses and 10% in packaging businesses.





      Senior and Subordinated Notes--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates.

             TENNECO CREDIT CORPORATION AND CONSOLIDATED SUBSIDIARIES

   (9) INVESTMENT AGREEMENT

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

        (e) Tenneco Inc. will pay to TCC a service charge for each month during the term of the Investment Agreement equal to the amount, if any, by which the cumulative consolidated earnings of TCC and its consolidated subsidiaries for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges (interest expense) and income taxes (but including in earnings all such service charges previously paid by Tenneco Inc. for such year) are less than 125% of the fixed charges. A service charge of $234,000 was paid by Tenneco Inc. for the month of January 1994. No service charge was required for any months prior to or following January 1994.

      Because a significant amount of the long-term debt owed by the Company will mature after the maturity of a significant amount of the long-term trade receivables held by the Company, the Company believes that it will be necessary for Tenneco Inc. to provide financial support, under the provisions of the Investment Agreement, in future periods. The Company was in compliance with these covenants during the years ended and as of December 31, 1995, 1994 and 1993.

   (10) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     (Thousands)
                                          --------------------------------
                                                       Interest       Net
                                           Revenues     Expense     Income
                                           --------    --------    --------
        1995
          1st............................  $ 35,324    $ 22,534    $  5,229
          2nd............................    34,875      22,547       5,234
          3rd............................    31,639      21,878       4,445
          4th............................    32,215      19,376       6,565
                                           --------    --------    --------
                                           $134,053    $ 86,335    $ 21,473
                                           ========    ========    ========
        1994
          1st............................  $ 41,058    $ 35,826    $ 17,923
          2nd............................    44,934      31,562       8,255
          3rd............................    37,833      26,385       8,070
          4th............................    36,064      23,584       7,147
                                           --------    --------    --------
                                           $159,889    $117,357    $ 41,395
                                           ========    ========    ========



   ____________

   Note: See Notes 2 and 4 for items affecting comparability between the quarters presented above.

                   (The above notes are an integral part of the
                         foregoing financial statements.)

   ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There has been no change in accountants during 1995 or 1994, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                     PART III

      Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                     PART IV

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                     FINANCIAL STATEMENTS INCLUDED IN ITEM 8

      See "Index to Financial Statements of Tenneco Credit Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

         INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

   SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
     Schedule  I  -- Condensed financial information of registrant
     Schedule II  -- Valuation and qualifying accounts--three years ended
                      December 31, 1995
      Schedule III -- Real estate and accumulated depreciation
      Schedule IV -- Mortgage loans on real estate
      Schedule V  -- Supplemental information concerning property--casualty insurance operations

                               REPORTS ON FORM 8-K

      During the fourth quarter of the fiscal year ended December 31, 1995, the Company did not file with the Securities and Exchange Commission any Current Reports on Form 8-K.


                                     EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.


  3(a)     -- Certificate of Incorporation of Tenneco Credit Corporation dated
               August 6, 1981 (Exhibit 3(a) to Form 10 Registration Statement
               of Tenneco Credit Corporation, File No. 0-15095).
  3(b)     -- By-Laws of Tenneco Credit Corporation, amended as of March 1,
               1987 (Exhibit 3(b) to Form 10-K of Tenneco Credit Corporation
               for the fiscal year ended December 31, 1989, File No. 0-15095).
  4(a)     -- Included in Exhibits 3(a) and 3(b).
  4(b)(1)  -- Indenture between Tenneco Credit Corporation and The Chase
               Manhattan Bank (National Association) dated as of January 15,
               1987 (Exhibit 4(b) to Form 10-K of Tenneco Credit Corporation
               for the fiscal year ended December 31, 1986, File No. 0-15095).
  4(b)(2)  -- First Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               January 16, 1987 (Exhibit 4(c) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1986, File
               No. 0-15095).
  4(b)(3)  -- Second Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               February 1, 1987 (Exhibit 4(d) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1986, File
               No. 0-15095).
  4(b)(4)  -- Third Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               August 1, 1987 (Exhibit 4(e) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1987, File
               No. 0-15095).
  4(b)(5)  -- Fourth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               June 15, 1988 (Exhibit 4(b)(5) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1988, File
               No. 0-15095).
  4(b)(6)  -- Fifth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               June 28, 1988 (Exhibit 4(c) to Form 8-K of Tenneco Credit
               Corporation dated June 28, 1988, File No. 0-15095).
  4(b)(7)  -- Sixth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               July 15, 1989 (Exhibit 4(b)(7) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File
               No. 0-15095).
  4(b)(8)  -- Seventh Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               August 16, 1989 (Exhibit 4(b)(8) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File
               No. 0-15095).
  4(b)(9)  -- Eighth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               November 1, 1989 (Exhibit 4(b)(9) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1989, File
               No. 0-15095).


  4(b)(10) -- Ninth Supplemental Indenture between Tenneco Credit Corporation and The Chase Manhattan Bank (National Association) dated as of
               December 1, 1990 (Exhibit 4(b) to Form 8-K of Tenneco Credit
               Corporation dated December 4, 1990, File No. 0-15095).
  4(c)(1)  -- Indenture between Tenneco Credit Corporation and The First
               National Bank of Boston dated as of June 15, 1988 (Exhibit
               4(c)(1) to Form 10-K of Tenneco Credit Corporation for the
               fiscal year ended December 31, 1988, File No. 0-15095).
  4(c)(2)  -- First Supplemental Indenture between Tenneco Credit Corporation and The First National Bank of Boston dated as of June 15, 1988
               (Exhibit 4(d) to Form 8-K of Tenneco Credit Corporation dated
               June 28, 1988, File No. 0-15095).
  9        -- None.
  10(a)    -- Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and restated as of June 15, 1988 (Exhibit 10(a) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1988, File
               No. 0-15095).
  10(b)    -- Investment Agreement among Tenneco Credit Corporation, Tennessee
               Gas Pipeline Company and Tenneco Inc. amended and restated as of
               November 1, 1988 (Exhibit 10(b) to Form 10-K of Tenneco Credit
               Corporation for the fiscal year ended December 31, 1988, File
               No. 0-15095).
  10(c)    -- Performance Agreement of Tennessee Gas Pipeline Company as
               amended and restated as of June 14, 1988 (Exhibit 10(c) to Form
               10-K of Tenneco Credit Corporation for the fiscal year ended
               December 31, 1988, File No. 0-15095).
  10(d)    -- Investment Agreement between Tenneco Credit Corporation and
               Tennessee Gas Pipeline Company (formerly Tenneco Inc.) dated as of October 15, 1984; together with an amendment thereto dated
               January 14, 1987 (Exhibit 10(d) to Form 8 of Tenneco Credit
               Corporation dated January 14, 1987, File No. 0-15095).
  10(e)    -- Investment Agreement between Tenneco Credit Corporation and
               Tenneco Inc. dated as of June 15, 1988 (Exhibit 10(e) to Form
               10-K of Tenneco Credit Corporation for the fiscal year ended
               December 31, 1988, File No. 0-15095).
  10(f)    -- Performance Agreement dated as of June 15, 1988 from Tenneco Inc.
               (Exhibit 10(f) to Form 10-K of Tenneco Credit Corporation for
               the fiscal year ended December 31, 1988, File No. 0-15095).
  11       -- None.
 *12       -- Statement re computation of ratio of earnings to fixed charges.
  13       -- None.
  16       -- None.
  18       -- None.
  21       -- Omitted pursuant to the reduced disclosure format permitted by
               General Instruction J to Form 10-K.
  22       -- None.
  23       -- None.
  24       -- None.
 *27       -- Financial data schedule.
  28       -- None.
  99       -- None.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TENNECO CREDIT CORPORATION




                                        By          Robert T. Blakely
                                                   Robert T. Blakely
                                                       President

   Date: March 13, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                   Title                         Date



           Robert T. Blakely      Principal Executive Officer  March 13, 1996
           Robert T. Blakely      and Director




           Mark A. McCollum       Vice President and           March 13, 1996
           Mark A. McCollum             Controller





           Karen R. Osar
           Karen R. Osar               Director                March 13, 1996


                                   EXHIBIT INDEX

       Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.


     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     -------                            ------------------------

       3(a)     -- Certificate of Incorporation of Tenneco Credit Corporation
                    dated August 6, 1981 (Exhibit 3(a) to Form 10 Registration
                    Statement of Tenneco Credit Corporation, File No. 0-15095).
       3(b)     -- By-Laws of Tenneco Credit Corporation, amended as of March
                    1, 1987 (Exhibit 3(b) to Form 10-K of Tenneco Credit
                    Corporation for the fiscal year ended December 31, 1989,
                    File No. 0-15095).
       4(a)     -- Included in Exhibits 3(a) and 3(b).
       4(b)(1)  -- Indenture between Tenneco Credit Corporation and The Chase
                    Manhattan Bank (National Association) dated as of January
                    15, 1987 (Exhibit 4(b) to Form 10-K of Tenneco Credit
                    Corporation for the fiscal year ended December 31, 1986,
                    File No. 0-15095).
       4(b)(2)  -- First Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of January 16, 1987 (Exhibit 4(c) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1986, File No. 0-15095).
       4(b)(3)  -- Second Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of February 1, 1987 (Exhibit 4(d) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1986, File No. 0-15095).
       4(b)(4)  -- Third Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of August 1, 1987 (Exhibit 4(e) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1987, File No. 0-15095).
       4(b)(5)  -- Fourth Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of June 15, 1988 (Exhibit 4(b)(5) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
       4(b)(6)  -- Fifth Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of June 28, 1988 (Exhibit 4(c) to
                    Form 8-K of Tenneco Credit Corporation dated June 28, 1988,
                    File No. 0-15095).
       4(b)(7)  -- Sixth Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of July 15, 1989 (Exhibit 4(b)(7) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1989, File No. 0-15095).
       4(b)(8)  -- Seventh Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of August 16, 1989 (Exhibit 4(b)(8)
                    to Form 10-K of Tenneco Credit Corporation for the fiscal
                    year ended December 31, 1989, File No. 0-15095).
       4(b)(9)  -- Eighth Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of November 1, 1989 (Exhibit 4(b)(9)
                    to Form 10-K of Tenneco Credit Corporation for the fiscal
                    year ended December 31, 1989, File No. 0-15095).
   /TABLE


     EXHIBIT
     NUMBER                      DESCRIPTION OF EXHIBITS
     -------                     -----------------------

       4(b)(10) -- Ninth Supplemental Indenture between Tenneco Credit
                    Corporation and The Chase Manhattan Bank (National
                    Association) dated as of December 1, 1990 (Exhibit 4(b) to
                    Form 8-K of Tenneco Credit Corporation dated December 4,
                    1990, File No. 0-15095).
       4(c)(1)  -- Indenture between Tenneco Credit Corporation and The First
                    National Bank of Boston dated as of June 15, 1988 (Exhibit
                    4(c)(1) to Form 10-K of Tenneco Credit Corporation for the
                    fiscal year ended December 31, 1988, File No. 0-15095).
       4(c)(2)  -- First Supplemental Indenture between Tenneco Credit
                    Corporation and The First National Bank of Boston dated as of June 15, 1988 (Exhibit 4(d) to Form 8-K of Tenneco
                    Credit Corporation dated June 28, 1988, File No. 0-15095).
       9        -- None.
       10(a)    -- Operating Agreement between Tenneco Credit Corporation and various subsidiaries of Tenneco Inc. as amended and
                    restated as of June 15, 1988 (Exhibit 10(a) to Form 10-K of
                    Tenneco Credit Corporation for the fiscal year ended
                    December 31, 1988, File No. 0-15095).
       10(b)    -- Investment Agreement among Tenneco Credit Corporation,
                    Tennessee Gas Pipeline Company and Tenneco Inc. amended and restated as of November 1, 1988 (Exhibit 10(b) to Form 10-K of Tenneco Credit Corporation for the fiscal year ended
                    December 31, 1988, File No. 0-15095).
       10(c)    -- Performance Agreement of Tennessee Gas Pipeline Company as
                    amended and restated as of June 14, 1988 (Exhibit 10(c) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
       10(d)    -- Investment Agreement between Tenneco Credit Corporation and
                    Tennessee Gas Pipeline Company (formerly Tenneco Inc.)
                    dated as of October 15, 1984; together with an amendment
                    thereto dated January 14, 1987 (Exhibit 10(d) to Form 8 of
                    Tenneco Credit Corporation dated January 14, 1987, File
                    No. 0-15095).
       10(e)    -- Investment Agreement between Tenneco Credit Corporation and
                    Tenneco Inc. dated as of June 15, 1988 (Exhibit 10(e) to
                    Form 10-K of Tenneco Credit Corporation for the fiscal year ended December 31, 1988, File No. 0-15095).
       10(f)    -- Performance Agreement dated as of June 15, 1988 from Tenneco
                    Inc. (Exhibit 10(f) to Form 10-K of Tenneco Credit
                    Corporation for the fiscal year ended December 31, 1988,
                    File No. 0-15095).
       11       -- None.
      *12       -- Statement re computation of ratio of earnings to fixed
                    charges.
       13       -- None.
       16       -- None.
       18       -- None.
       21       -- Omitted pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.
       22       -- None.
       23       -- None.
       24       -- None.
      *27       -- Financial data schedule.
       28       -- None.
       99       -- None.

   /TABLE