Form 10-Q
period 1996-03-31
TENNECO CREDIT CORP
filed 1996-05-15
CIK 805019

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                1275 KING STREET, GREENWICH, CONNECTICUT 06831
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000

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

     Common Stock, par value $5 per share: 200 shares as of April 30, 1996

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  (THOUSANDS)
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
REVENUES:
  Earned finance charges and interest.......................... $25,837 $33,892
  Rental income from affiliated company........................   1,432   1,432
                                                                ------- -------
    Total revenues.............................................  27,269  35,324
                                                                ------- -------
EXPENSES:
  Interest--
   Senior notes................................................  15,051  19,922
   Subordinated notes..........................................   2,280   2,280
   Commitment fees and other...................................     220     332
   Affiliated companies........................................      87      --
                                                                ------- -------
                                                                 17,638  22,534
  Depreciation and amortization................................     497     497
  Operating and administrative.................................   2,523   3,705
                                                                ------- -------
    Total expenses.............................................  20,658  26,736
                                                                ------- -------
OTHER INCOME--Gain on sale of receivables......................     877      --
                                                                ------- -------
INCOME BEFORE INCOME TAXES.....................................   7,488   8,588
INCOME TAXES...................................................   2,889   3,359
                                                                ------- -------
NET INCOME..................................................... $ 4,599 $ 5,229
                                                                ======= =======


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           -------------------
                                                             1996       1995
                                                           ---------  --------
OPERATING ACTIVITIES:
  Net income.............................................. $   4,599  $  5,229
  Adjustments to reconcile to net cash provided from (used
   in) operating activities:
    Depreciation and amortization.........................       497       497
    Deferred income taxes.................................      (129)      (50)
    (Increase) decrease in notes and accounts receivable
     purchased from affiliates, net.......................  (387,570)  145,702
    Change in notes and accounts payable to and receivable
     from affiliates......................................   168,140    28,186
    Increase (decrease) in accrued interest...............    (1,315)   (6,661)
    (Increase) decrease in notes receivable from
     affiliated companies.................................        --   (25,000)
    Change in other assets and other, net.................     4,250     4,715
                                                           ---------  --------
NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES.....  (211,528)  152,618
                                                           ---------  --------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES.....        --        --
                                                           ---------  --------
FINANCING ACTIVITIES:
  Retirement of senior notes..............................        --   (34,050)
                                                           ---------  --------
NET CASH USED IN FINANCING ACTIVITIES.....................        --   (34,050)
                                                           ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......  (211,528)  118,568
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...............   211,610       332
                                                           ---------  --------
ENDING CASH AND CASH EQUIVALENTS BALANCE.................. $      82  $118,900
                                                           =========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $  18,866  $ 29,195
  Income taxes............................................ $   3,946  $    363


             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                              MARCH 31,  DECEMBER 31, MARCH 31,
                                                 1996        1995        1995
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $1,145,333  $  775,199  $1,353,164
 Affiliated companies.......................          --          --       3,773
                                              ----------  ----------  ----------
                                               1,145,333     775,199   1,356,937
Less--Unearned finance charges..............      47,073      64,405     113,865
   Allowance for doubtful receivables.......       7,887       7,991       9,225
                                              ----------  ----------  ----------
                                               1,090,373     702,803   1,233,847
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $0, $0
  and $4,917 due within one year at the re-
  spective dates............................       1,267       1,267      67,156
 Affiliated companies.......................      25,000      25,000      25,000
                                              ----------  ----------  ----------
                                                  26,267      26,267      92,156
 Less--Allowance for doubtful note
  receivable................................       1,267       1,267          --
                                              ----------  ----------  ----------
                                                  25,000      25,000      92,156
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $20,731,
 $20,234 and $18,743 at the respective
 dates......................................      48,875      49,372      50,863
                                              ----------  ----------  ----------
Other assets:
 Cash and cash equivalents .................          82     211,610     118,900
 Accounts receivable from affiliates........       4,028       2,716       4,653
 Interest receivable and other..............       5,024       8,840      12,183
                                              ----------  ----------  ----------
                                                   9,134     223,166     135,736
                                              ----------  ----------  ----------
                                              $1,173,382  $1,000,341  $1,512,602
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                             MARCH 31,  DECEMBER 31, MARCH 31,
                                                1996        1995        1995
                                             ---------- ------------ ----------
Senior notes, including $180,226, $157,626
 and $204,526 due within one year at the
 respective dates........................... $  615,590  $  615,156  $  818,390
Subordinated notes..........................     92,100      92,100      92,100
Notes and accounts payable to affiliates....    181,412      11,960      39,480
Accrued interest............................     15,397      16,712      17,952
Deferred income taxes.......................     14,714      14,843      14,254
                                             ----------  ----------  ----------
                                                919,213     750,771     982,176
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    188,128     188,128     185,228
 Retained earnings..........................     66,040      61,441     345,197
                                             ----------  ----------  ----------
                                                254,169     249,570     530,426
                                             ----------  ----------  ----------
                                             $1,173,382  $1,000,341  $1,512,602
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  188,128  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................   61,441  339,968
   Net income................................................    4,599    5,229
                                                              -------- --------
  Balance end of period......................................   66,040  345,197
                                                              -------- --------
   Total..................................................... $254,169 $530,426
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations; changes in stockholders's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

(3) In March 1996, Tenneco Inc. and its consolidated subsidiaries sold all their remaining Case Corporation ("Case") shares. At March 31, 1996, $426 million of the initial $1.2 billion Case retail receivables retained by the Company remained outstanding.

(4) On March 21, 1996, Tenneco Inc. announced that it intends to spin off Newport News Shipbuilding and Dry Dock Company to its shareholders in a tax-free transaction, and is developing strategic options to separate Tenneco Energy from its packaging and automotive parts divisions and to maximize shareowner value through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options related to Tenneco Energy is expected to be completed during the second quarter of 1996. The spinoff of Newport News Shipbuilding and Dry Dock Company is targeted to be completed late in 1996, but remains subject to a number of conditions including the receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction and authorization by Tenneco's board of directors.

  As a result of these actions, the level of receivables purchased by the Company could be reduced and certain receivables currently owned by the Company may be sold. Also, Tenneco may seek to retire or otherwise realign the Company's debt.



 (The above notes are an integral part of the foregoing financial statements.)

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                             FIRST QUARTER RESULTS

REVENUES

  The Company and its consolidated subsidiaries reported total revenues of $27.3 million for the first quarter of 1996, down $8.0 million or 23% from the first quarter of 1995. The decrease is primarily attributable to the declining retail receivables related to Case. Presented below are the percentages of revenues from the various sources:

                                                                     REVENUES
                                                                     ----------
                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
      Case..........................................................  49%   50%
      Energy........................................................  13    15
      Packaging.....................................................  13    12
      Automotive....................................................  10    10
      Other.........................................................  10     7
                                                                     ---   ---
        Total from accounts receivable..............................  95    94
      Rental........................................................   5     4
      Notes receivable..............................................   0     2
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

  The average yield on Case retail receivables for the first quarter of 1996 was 10.2% compared to 10.5% for the first quarter of 1995. The discount rate charged on short-term receivables purchased from subsidiaries of Tenneco Inc. ranged from 8.50% to 9.00% during the first quarter of 1996 compared to ranges of 8.75% to 9.25% for the same period in 1995.

  The Company's only leasing activity is the multifuel boiler facility leased to Tenneco Packaging, Inc., an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended March 31, 1996 and 1995.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. No service charge was required for the three months ended March 31, 1996 and 1995.

  Subsequent to the Case reorganization in June 1994, the Case retail financing activities have been conducted by Case's United States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining retail receivables balance is collected.

EXPENSES

  Interest expense of $17.6 million for the first quarter of 1996 represented a decrease of 22% or $4.9 million over the first quarter of 1995. This decrease resulted from lower levels of long-term debt. The average interest rate for the first quarter of 1996 and 1995 was 10.0% and 9.8%, respectively. Operating and administrative expenses decreased $1.2 million primarily due to lower fees paid to Case to service Case U.S. retail notes receivable retained by the Company. These fees will continue to decrease as the remaining retail notes receivables are collected.

OTHER INCOME

  The Company recognized a $.9 million gain on the sale of trade receivables to Asset Securitization Cooperative Corporation in the first quarter of 1996. These trade receivables originated from Tenneco's packaging, automotive and energy subsidiaries.

NET INCOME

  Net income for the first quarter of 1996 was $4.6 million, a decrease of $.6 million or 12% compared with the first quarter of 1995. The decrease is primarily attributable to lower revenues offset by decreased interest expense and income taxes.

ASSETS

  The Company had total assets of $1,173.4 million at March 31, 1996, as compared to $1,000.3 million and $1,512.6 million at December 31, 1995 and March 31, 1995, respectively. The 17% increase in total assets at March 31, 1996 versus December 31, 1995 was primarily due to the increase in trade receivable purchases from Tenneco's packaging, automotive and energy subsidiaries offset by the continuing liquidation of the Case retail receivables.

  As of March 31, 1996, the Company held net trade notes and accounts receivable totaling $1,090.4 million, which accounted for 93% of the Company's total assets. This compares to $702.8 million and $1,233.8 million or 70% and 82% of the total assets at December 31, 1995 and March 31, 1995, respectively. Details of these receivables are shown as follows:

                                                      NET TRADE NOTES AND
                                                      ACCOUNTS RECEIVABLE
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1996        1995       1995
                                                --------- ------------ ---------
      Case.....................................     34%        62%         51%
      Energy...................................     22         17          17
      Packaging................................     27         10          18
      Automotive...............................     17         11          14
                                                   ---        ---         ---
                                                   100%       100%        100%
                                                   ===        ===         ===

  Case net trade notes and accounts receivable are $64.3 million and $259.3 million lower at March 31, 1996, compared to December 31, 1995 and March 31, 1995, respectively, due to the continuing liquidation of the Case retail receivables.

  Net notes receivable from non-affiliated companies was zero at March 31, 1996, unchanged from December 31, 1995 and down $67.2 million from March 31, 1995. The decrease from March 31, 1995 was primarily due to the pre-payment of a long-term note from a third party.

  As of March 31, 1996, the Company had a net recorded investment of $48.9 million in a multifuel boiler leased to Tenneco Packaging, Inc., an indirect, wholly-owned subsidiary of Tenneco Inc. The leased facility represented 4% of the Company's total assets at March 31, 1996.

CAPITALIZATION AND CAPITAL RESOURCES

  Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

  The Company's capital requirements have been financed through advances and equity capital from Tenneco Inc. plus earnings retained in the business.

  The Company's total capitalization was $961.9 million at March 31, 1996, and $956.8 million and $1,440.9 million at December 31, 1995 and March 31, 1995, respectively. The components of capitalization at such dates are set forth in the following table:

                                                         CAPITALIZATION
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1996        1995       1995
                                                --------- ------------ ---------
      Medium-term senior debt..................      4%         4%          3%
      Long-term senior debt....................     60         60          54
      Subordinated debt........................     10         10           6
      Stockholder's equity.....................     26         26          37
                                                   ---        ---         ---
                                                   100%       100%        100%
                                                   ===        ===         ===

OUTLOOK

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

  On an ongoing basis, the Company expects that the scope if its operations will be substantially reduced as the Case retail receivables are liquidated. As a result, earnings, assets and total capitalization are expected to continue to decrease throughout the foreseeable future.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.
   27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: May 15, 1996                        By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                    Mark A. McCollum
Date: May 15, 1996                        By __________________________________
                                                    Mark A. McCollum
                                              Vice President and Controller

                                                                      EXHIBIT 12

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES
                                  (UNAUDITED)

                                                                  (THOUSANDS)
                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
Net income..................................................... $ 4,599 $ 5,229
Add:
 Interest expense..............................................  17,638  22,534
 Income taxes..................................................   2,889   3,359
                                                                ------- -------
   Earnings as defined......................................... $25,126 $31,122
                                                                ======= =======
Fixed charges--interest expense................................ $17,638 $22,534
                                                                ======= =======
Ratio of earnings to fixed charges.............................    1.42    1.38
                                                                ======= =======