Form 10-Q
period 1996-06-30
TENNECO CREDIT CORP
filed 1996-08-14
CIK 805019

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     Common Stock, par value $5 per share: 200 shares as of June 30, 1996

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

===============================================================================

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

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   (THOUSANDS)     (THOUSANDS)
                                                  THREE MONTHS     SIX MONTHS
                                                 ENDED JUNE 30,  ENDED JUNE 30,
                                                 --------------- ---------------
                                                  1996    1995    1996    1995
                                                 ------- ------- ------- -------
REVENUES:
  Earned finance charges and interest........... $21,948 $33,443 $47,785 $67,335
  Rental income from affiliated company.........   1,432   1,432   2,864   2,864
                                                 ------- ------- ------- -------
    Total revenues..............................  23,380  34,875  50,649  70,199
                                                 ------- ------- ------- -------
EXPENSES:
  Interest--
   Senior notes.................................  15,038  19,814  30,089  39,736
   Subordinated notes...........................   2,281   2,287   4,561   4,567
   Commitment fees and other....................     206     446     426     778
   Affiliated companies.........................     777      --     864      --
                                                 ------- ------- ------- -------
                                                  18,302  22,547  35,940  45,081
  Depreciation and amortization.................     497     497     994     994
  Operating and administrative..................   1,836   3,240   4,359   6,945
                                                 ------- ------- ------- -------
    Total expenses..............................  20,635  26,284  41,293  53,020
                                                 ------- ------- ------- -------
OTHER INCOME--Gain on sale of receivables.......   1,880      --   2,757      --
                                                 ------- ------- ------- -------
INCOME BEFORE INCOME TAXES......................   4,625   8,591  12,113  17,179
INCOME TAXES....................................   1,887   3,357   4,776   6,716
                                                 ------- ------- ------- -------
NET INCOME...................................... $ 2,738 $ 5,234 $ 7,337 $10,463
                                                 ======= ======= ======= =======


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1996      1995
                                                           --------  ---------
OPERATING ACTIVITIES:
  Net income.............................................. $  7,337  $  10,463
  Adjustments to reconcile to net cash provided from
   operating activities:
    Depreciation and amortization.........................      994        994
    Deferred income taxes.................................     (296)       (91)
    (Increase) decrease in notes and accounts receivable
     purchased from affiliates, net.......................  117,743    301,599
    Change in accounts payable to and receivable from
     affiliates...........................................   (3,261)    (4,597)
    Increase (decrease) in accrued interest...............      (33)      (815)
    Change in other assets and other, net.................    5,271      8,726
                                                           --------  ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES...............  127,755    316,279
                                                           --------  ---------
INVESTING ACTIVITIES:
  (Increase) decrease in notes receivable from affiliated
   companies.............................................. (338,120)   (25,000)
  Collections on long-term notes receivable...............       --     43,989
                                                           --------  ---------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES..... (338,120)    18,989
                                                           --------  ---------
FINANCING ACTIVITIES:
  Retirement of senior notes..............................   (1,230)   (35,600)
  Dividends paid..........................................       --   (300,000)
                                                           --------  ---------
NET CASH USED IN FINANCING ACTIVITIES.....................   (1,230)  (335,600)
                                                           --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...... (211,595)      (332)
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...............  211,610        332
                                                           --------  ---------
ENDING CASH AND CASH EQUIVALENTS BALANCE.................. $     15  $      --
                                                           ========  =========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $ 35,109  $  45,896
  Income taxes............................................ $  6,035  $   6,742


             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                         (THOUSANDS)
                                               JUNE 30,  DECEMBER 31,  JUNE 30,
                                                 1996        1995        1995
                                              ---------- ------------ ----------
Notes and accounts receivable purchased from
 affiliates:
 Customers..................................  $  628,776  $  775,199  $1,175,088
 Affiliated companies.......................          --          --       3,780
                                              ----------  ----------  ----------
                                                 628,776     775,199   1,178,868
Less--Unearned finance charges..............      35,961      64,405      92,049
   Allowance for doubtful receivables.......       7,755       7,991       8,869
                                              ----------  ----------  ----------
                                                 585,060     702,803   1,077,950
                                              ----------  ----------  ----------
Notes receivable:
 Non-affiliated companies, including $0, $0
  and $4,917 due within one year at the re-
  spective dates............................       1,267       1,267      23,167
 Affiliated companies.......................      25,000      25,000      25,000
                                              ----------  ----------  ----------
                                                  26,267      26,267      48,167
 Less--Allowance for doubtful note
  receivable................................       1,267       1,267          --
                                              ----------  ----------  ----------
                                                  25,000      25,000      48,167
                                              ----------  ----------  ----------
Equipment under operating leases (at cost),
 less accumulated depreciation of $21,228,
 $20,234 and $19,240 at the respective
 dates......................................      48,378      49,372      50,366
                                              ----------  ----------  ----------
Other assets:
 Cash and cash equivalents .................          15     211,610          --
 Notes and accounts receivable from affili-
  ates......................................     341,573       2,716       5,900
 Interest receivable and other..............       1,766       8,840       9,945
                                              ----------  ----------  ----------
                                                 343,354     223,166      15,845
                                              ----------  ----------  ----------
                                              $1,001,792  $1,000,341  $1,192,328
                                              ==========  ==========  ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                              (THOUSANDS EXCEPT SHARE AMOUNTS)
                                              JUNE 30,  DECEMBER 31,  JUNE 30,
                                                1996        1995        1995
                                             ---------- ------------ ----------
Senior notes, including $180,360, $157,626
 and $204,205 due within one year at the
 respective dates........................... $  614,816  $  615,156  $  817,289
Subordinated notes..........................     92,100      92,100      92,100
Notes and accounts payable to affiliates....      2,727       5,251       6,961
Accrued interest............................     16,679      16,712      25,031
Deferred income taxes.......................     14,547      14,843      14,213
Other current liabilities...................      4,016       6,709       1,074
                                             ----------  ----------  ----------
                                                744,885     750,771     956,668
                                             ----------  ----------  ----------
Stockholder's equity:
 Common stock, par value $5 per share, au-
  thorized, issued and outstanding 200
  shares....................................          1           1           1
 Capital surplus............................    188,128     188,128     185,228
 Retained earnings..........................     68,778      61,441      50,431
                                             ----------  ----------  ----------
                                                256,907     249,570     235,660
                                             ----------  ----------  ----------
                                             $1,001,792  $1,000,341  $1,192,328
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning and end of period........................  188,128  185,228
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................   61,441  339,968
   Net income................................................    7,337   10,463
   Dividends.................................................       -- (300,000)
                                                              -------- --------
  Balance end of period......................................   68,778   50,431
                                                              -------- --------
   Total..................................................... $256,907 $235,660
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

(3) As part of the ongoing strategic realignment of its businesses, Tenneco Inc. has announced a plan to spin off Newport News Shipbuilding and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions. At the completion of these two spin off transactions, Tenneco Inc. would include the Energy business, the Company and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to a merger agreement signed in June 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spin off will be merged with a subsidiary of El Paso through an exchange of Tenneco shares for shares of El Paso valued at $750 million.

    As a result of these planned transactions, the Company expects that its business activity will be substantially reduced. Receivables currently owned by the Company will be sold and the Automotive and Packaging businesses will cease selling receivables to the Company. Cash from sales and collection of receivables combined with proceeds from new lines of credit of the combined Automotive and Packaging business and Tenneco Inc. will be used to finance the retirement of the Company's existing debt through tender offers and defeasances. The difference between the market value of the consideration issued in the tender offers and defeasances and the net carrying amount of the Company's debt will be recognized as an extraordinary charge.

(4) In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard has not been quantified.



 (The above notes are an integral part of the foregoing financial statements.)

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                            SECOND QUARTER RESULTS

REVENUES

  The Company and its consolidated subsidiaries reported total revenues of $23.4 million for the second quarter of 1996, down $11.5 million or 33% from the second quarter of 1995. The decrease is primarily attributable to the declining retail receivables related to Case Corporation ("Case"). Presented below are the percentages of revenues from the various sources:

                                                                     REVENUES
                                                                     ----------
                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     JUNE 30,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
      Case..........................................................  37%   44%
      Energy........................................................  17    14
      Packaging.....................................................  17    15
      Automotive....................................................  16    13
      Other.........................................................   5     7
                                                                     ---   ---
        Total from accounts receivable..............................  92    93
      Rental........................................................   6     4
      Notes receivable..............................................   2     3
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

  The average yield on Case retail receivables was 10.5% and 10.7% for the second quarter of 1996 and 1995, respectively. The discount rate charged on short-term receivables purchased from subsidiaries of Tenneco Inc. was 8.50% during the second quarter of 1996 compared to 9.25% for the same period in 1995.

  The Company's only leasing activity is the multifuel boiler facility leased to Tenneco Packaging, Inc., an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended June 30, 1996 and 1995.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. No service charge was required for the three months ended June 30, 1996 and 1995.

  Subsequent to the Case reorganization in June 1994, the Case retail financing activities have been conducted by Case's United States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining retail receivables balance is collected.

EXPENSES

  Interest expense of $18.3 million for the second quarter of 1996 represented a decrease of 19%, or $4.2 million, over the second quarter of 1995. This decrease resulted from lower levels of long-term debt. The average interest rate for the second quarter of 1996 and 1995 was 10.4% and 9.9%, respectively. Operating and administrative expenses decreased $1.4 million primarily due to lower fees paid to Case to service Case U.S. retail notes receivable retained by the Company. These fees will continue to decrease as the remaining retail notes receivables are collected.

OTHER INCOME

  The Company recognized a $1.9 million gain on the sale of trade receivables to Asset Securitization Cooperative Corporation in the second quarter of 1996. These trade receivables originated from Tenneco's packaging, automotive and energy subsidiaries.

NET INCOME

  Net income for the second quarter of 1996 was $2.7 million, a decrease of $2.5 million or 48% compared with the second quarter of 1995. The decrease is primarily attributable to lower revenues offset by decreased interest expense, operating and administrative expense and income taxes.

ASSETS

  The Company held total assets of $1,001.8 million at June 30, 1996, as compared to $1,000.3 million and $1,192.3 million at December 31, 1995 and June 30, 1995, respectively. Total assets at June 30, 1996 versus December 31, 1995 was substantially unchanged. The continuing liquidation of the Case receivables was offset by an increase in affiliated company notes receivable.

  As of June 30, 1996, the Company held net trade notes and accounts receivable totaling $585.1 million, which accounted for 58% of the Company's total assets. This compares to $702.8 million and $1,078.0 million or 70% and 90% of the total assets at December 31, 1995 and June 30, 1995, respectively. Details of these receivables are shown as follows:

                                                       NET TRADE NOTES AND
                                                       ACCOUNTS RECEIVABLE
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1996       1995       1995
                                                  -------- ------------ --------
      Case.......................................    53%        62%        52%
      Energy.....................................    15         17         20
      Packaging..................................    17         10         10
      Automotive.................................    15         11         18
                                                    ---        ---        ---
                                                    100%       100%       100%
                                                    ===        ===        ===

  Case net trade notes and accounts receivable are $128.4 million and $248.6 million lower at June 30, 1996, compared to December 31, 1995 and June 30, 1995, respectively, due to the continuing liquidation of the Case retail receivables.

  The Company held zero notes receivable from non-affiliated companies, on a net basis, at June 30, 1996, unchanged from December 31, 1995 and down $23.2 million from June 30, 1995. The decrease from June 30, 1995 was primarily due to the sale of a third-party note in the second half of 1995.

  As of June 30, 1996, the Company had a net recorded investment of $48.4 million in a multifuel boiler leased to Tenneco Packaging, Inc., an indirect, wholly-owned subsidiary of Tenneco Inc. The leased facility represented 5% of the Company's total assets at June 30, 1996.

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

  The Company's total capitalization was $963.8 million at June 30, 1996, and $956.8 million and $1,145.0 million at December 31, 1995 and June 30, 1995, respectively. The components of capitalization at such dates are set forth in the following table:

                                                          CAPITALIZATION
                                                  ------------------------------
                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1996       1995       1995
                                                  -------- ------------ --------
      Medium-term senior debt....................     4%         4%         3%
      Long-term senior debt......................    60         60         68
      Subordinated debt..........................     9         10          8
      Stockholder's equity.......................    27         26         21
                                                    ---        ---        ---
                                                    100%       100%       100%
                                                    ===        ===        ===

OUTLOOK

  As part of the ongoing strategic realignment of its businesses, Tenneco Inc. has announced a plan to spin off Newport News Shipbuilding and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions. At the completion of these two spin off transactions, Tenneco Inc. would include the Energy business, the Company and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to a merger agreement signed in June 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spin off will be merged with a subsidiary of El Paso through an exchange of Tenneco shares for shares of El Paso valued at $750 million.

  As a result of these planned transactions, the Company expects that its business activity will be substantially reduced. Receivables currently owned by the Company will be sold and the Automotive and Packaging businesses will cease selling receivables to the Company. Cash from sales and collection of receivables combined with proceeds from new lines of credit of the combined Automotive and Packaging business and Tenneco Inc. will be used to finance the retirement of the Company's existing debt through tender offers and defeasances. The difference between the market value of the consideration issued in the tender offers and defeasances and the net carrying amount of the Company's debt will be recognized as an extraordinary charge.

                               SIX MONTH RESULTS

REVENUES

  For the six months of 1996, revenues totaled $50.6 million, down 28% from the $70.2 million reported for the same period in 1995. This reduction is attributable to lower average Case receivable balances.

  On a percentage basis, revenues for the indicated six-month periods were generated from the following:

                                                                     REVENUES
                                                                     ----------
                                                                        SIX
                                                                      MONTHS
                                                                       ENDED
                                                                     JUNE 30,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
        Case........................................................  43%   47%
        Energy......................................................  15    14
        Packaging...................................................  15    14
        Automotive..................................................  13    11
        Other.......................................................   7     7
                                                                     ---   ---
          Total from accounts receivable............................  93    93
        Rental......................................................   6     4
        Notes receivable............................................   1     3
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

  Discount rates on short-term accounts receivable purchased from subsidiaries of Tenneco Inc. during the first six months of 1996 ranged from 8.50% to 9.00% as compared to a range of 8.75% to 9.25% for the first six months of 1995. The average yield on Case retail receivables for the six-month period decreased to 10.2% in 1996 from 10.5% in 1995.

EXPENSES

  Interest expense for the six months ended June 30, 1996, was $35.9 million versus $45.1 million for the same period in 1995. The $9.2 million decrease was due to lower levels of long-term debt for the first six months of 1996. Operating and administrative expense decreased $2.5 million for the same reasons discussed in "Second Quarter Results--Expenses."

OTHER INCOME

  The Company recognized a $2.8 million gain on the sale of trade receivables to Asset Securitization Cooperative in the first six months of 1996. See "Second Quarter Results--Other Income."

NET INCOME

  Net income for the first six months of 1996 was $7.3 million, a decrease of $3.2 million from net income of $10.5 million for the 1995 period. See discussion in "Net Income" under Second Quarter Results.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.
   27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: August 14, 1996                     By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                    Mark A. McCollum
Date: August 14, 1996                     By __________________________________
                                                    Mark A. McCollum
                                              Vice President and Controller