Form 10-Q
period 1996-09-30
TENNECO CREDIT CORP
filed 1996-11-14
CIK 805019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

   Common Stock, par value $5 per share: 200 shares as of September 30, 1996

  TENNECO CREDIT CORPORATION MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                         PART I--FINANCIAL INFORMATION

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 (THOUSANDS)      (THOUSANDS)
                                                THREE MONTHS      NINE MONTHS
                                               ENDED SEPTEMBER  ENDED SEPTEMBER
                                                     30,              30,
                                               ---------------- ---------------
                                                1996     1995    1996    1995
                                               -------  ------- ------- -------
REVENUES:
  Earned finance charges and interest......... $22,088  $30,207 $69,873 $97,542
  Rental income from affiliated company.......   1,432    1,432   4,296   4,296
                                               -------  ------- ------- -------
    Total revenues............................  23,520   31,639  74,169 101,838
                                               -------  ------- ------- -------
EXPENSES:
  Interest--
   Commercial paper...........................      --      727      --     727
   Senior notes...............................  15,036   16,459  45,125  56,195
   Subordinated notes.........................   2,280    2,298   6,841   6,865
   Commitment fees and other..................     222      224     648   1,002
   Affiliated companies.......................      --    2,170     864   2,170
                                               -------  ------- ------- -------
                                                17,538   21,878  53,478  66,959
  Depreciation and amortization...............     497      497   1,491   1,491
  Operating and administrative................   1,622    2,832   5,981   9,777
                                               -------  ------- ------- -------
    Total expenses............................  19,657   25,207  60,950  78,227
                                               -------  ------- ------- -------
OTHER INCOME--Gain (loss) on sale of
 receivables..................................    (261)     943   2,496     943
                                               -------  ------- ------- -------
INCOME BEFORE INCOME TAXES....................   3,602    7,375  15,715  24,554
INCOME TAXES..................................   1,518    2,930   6,294   9,646
                                               -------  ------- ------- -------
NET INCOME.................................... $ 2,084  $ 4,445 $ 9,421 $14,908
                                               =======  ======= ======= =======


             (The accompanying notes to financial statements are an
                 integral part of these statements of income.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              (THOUSANDS)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1996      1995
                                                           --------  ---------
OPERATING ACTIVITIES:
  Net income.............................................. $  9,421  $  14,908
  Adjustments to reconcile to net cash provided from
   operating activities:
    Depreciation and amortization.........................    1,491      1,491
    Deferred income taxes.................................     (460)      (202)
    (Increase) decrease in notes and accounts receivable
     purchased from affiliates, net.......................  163,139    534,544
    Change in accounts payable to and receivable from
     affiliates...........................................  (12,941)    24,464
    Increase (decrease) in accrued interest...............   (1,389)    (9,638)
    Change in other assets and other, net.................    5,986      4,696
                                                           --------  ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES...............  165,247    570,263
                                                           --------  ---------
INVESTING ACTIVITIES:
  (Increase) decrease in notes receivable from affiliated
   companies.............................................. (375,510)   (25,000)
  Collections on long-term notes receivable...............       --     43,989
  Purchase of long-term notes receivable..................       --   (310,800)
                                                           --------  ---------
NET CASH USED IN INVESTING ACTIVITIES..................... (375,510)  (291,811)
                                                           --------  ---------
FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper.................       --    156,883
  Increase (decrease) in short-term bank debt.............       --    100,000
  Retirement of senior notes..............................   (1,230)  (235,600)
  Dividends paid..........................................       --   (300,000)
                                                           --------  ---------
NET CASH USED IN FINANCING ACTIVITIES.....................   (1,230)  (278,717)
                                                           --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...... (211,493)      (265)
BEGINNING CASH AND CASH EQUIVALENTS BALANCE...............  211,610        332
                                                           --------  ---------
ENDING CASH AND CASH EQUIVALENTS BALANCE.................. $    117  $      67
                                                           ========  =========
CASH PAID DURING THE PERIOD FOR:
  Interest................................................ $ 54,003  $  74,427
  Income taxes............................................ $  7,406  $   9,492


             (The accompanying notes to financial statements are an
               integral part of these statements of cash flows.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                     (THOUSANDS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1996          1995         1995
                                       ------------- ------------ -------------
Notes and accounts receivable pur-
 chased from affiliates...............  $  574,332    $  775,199   $  933,726
Less--Unearned finance charges........      27,191        64,405       80,008
   Allowance for doubtful receivables.       7,477         7,991        8,713
                                        ----------    ----------   ----------
                                           539,664       702,803      845,005
                                        ----------    ----------   ----------
Notes receivable:
 Non-affiliated companies, including
  $0, $0 and $4,917 due within one
  year at the respective dates........       1,267         1,267       23,167
 Notes receivable--Case Corporation...          --            --      284,760
 Affiliated companies.................      25,000        25,000       25,000
                                        ----------    ----------   ----------
                                            26,267        26,267      332,927
 Less--Allowance for doubtful note
  receivable..........................       1,267         1,267           --
                                        ----------    ----------   ----------
                                            25,000        25,000      332,927
                                        ----------    ----------   ----------
Equipment under operating leases (at
 cost), less accumulated depreciation
 of $21,725, $20,234 and $19,737 at
 the respective dates.................      47,881        49,372       49,869
                                        ----------    ----------   ----------
Other assets:
 Cash and cash equivalents ...........         117       211,610           67
 Notes and accounts receivable from
  affiliates..........................     387,014         2,716        5,543
 Interest receivable and other........       2,367         8,840        9,634
                                        ----------    ----------   ----------
                                           389,498       223,166       15,244
                                        ----------    ----------   ----------
                                        $1,002,043    $1,000,341   $1,243,045
                                        ==========    ==========   ==========


             (The accompanying notes to financial statements are an
                    integral part of these balance sheets.)

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                           (THOUSANDS EXCEPT SHARE AMOUNTS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1996          1995         1995
                                       ------------- ------------ -------------
Commercial paper......................  $       --    $       --   $  156,883
Short-term bank note payable..........          --            --      100,000
Senior notes, including $180,360,
 $157,626 and $4,205 due within one
 year at the respective dates.........     615,275       615,156      617,701
Subordinated notes....................      92,100        92,100       92,100
Notes and accounts payable to affili-
 ates.................................       1,098         5,251       35,665
Accrued interest......................      15,323        16,712       15,592
Deferred income taxes.................      14,383        14,843       14,102
Other current liabilities.............       4,873         6,709        2,034
                                        ----------    ----------   ----------
                                           743,052       750,771    1,034,077
                                        ----------    ----------   ----------
Stockholder's equity:
 Common stock, par value $5 per share,
  authorized, issued and outstanding
  200 shares..........................           1             1            1
 Capital surplus......................     188,128       188,128      154,091
 Retained earnings....................      70,862        61,441       54,876
                                        ----------    ----------   ----------
                                           258,991       249,570      208,968
                                        ----------    ----------   ----------
                                        $1,002,043    $1,000,341   $1,243,045
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

                           TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 (THOUSANDS)
                                                              NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
COMMON STOCK:
  Balance beginning and end of period........................ $      1 $      1
                                                              -------- --------
CAPITAL SURPLUS:
  Balance beginning of period................................  188,128  185,228
   Capital distribution to affiliate.........................       --  (31,137)
                                                              -------- --------
  Balance end of period......................................  188,128  154,091
                                                              -------- --------
RETAINED EARNINGS:
  Balance beginning of period................................   61,441  339,968
   Net income................................................    9,421   14,908
   Dividends.................................................       -- (300,000)
                                                              -------- --------
  Balance end of period......................................   70,862   54,876
                                                              -------- --------
   Total..................................................... $258,991 $208,968
                                                              ======== ========


             (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) In the opinion of Tenneco Credit Corporation, the accompanying unaudited financial statements of Tenneco Credit Corporation and its consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

(2) Certain reclassifications have been made to prior period amounts, where appropriate, to conform with the current period presentation.

(3) As part of the ongoing strategic realignment of its businesses, Tenneco Inc. has announced a plan to spin off its Newport News Shipbuilding business and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions (the "Distributions"). Prior to the Distributions, Tenneco Inc. and its subsidiaries will undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate the various businesses owned directly or indirectly by Tenneco, including certain assets, liabilities and operations of the Company. At the completion of the Corporate Restructuring Transactions and Distributions, Tenneco Inc. will principally consist of its current Energy segment, the Company and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spin off will be merged with and into a subsidiary of El Paso through an exchange of Tenneco common and preferred shares for El Paso equity consideration valued at $750 million (subject to the effects of a collar on the market price of El Paso stock).

    As a result of these planned transactions, the Company expects that its business activity will be substantially reduced. Certain receivables currently owned by the Company will be sold and the Automotive and Packaging businesses will cease selling receivables to the Company. Cash from sales and collection of receivables combined with proceeds from several new lines of credit at Tenneco Inc. and certain subsidiaries will be used to finance the retirement of the Company's existing debt through tender offers and defeasances.

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

                          TENNECO CREDIT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                             THIRD QUARTER RESULTS

REVENUES

  The Company and its consolidated subsidiaries reported total revenues of $23.5 million for the third quarter of 1996, down $8.1 million or 26% from the third quarter of 1995. The decrease is primarily attributable to the declining retail receivables related to Case Corporation ("Case"). Presented below are the percentages of revenues from the various sources:

                                                                 REVENUES
                                                               ---------------
                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                               ---------------
                                                                1996     1995
                                                               ------   ------
      Case....................................................     31%      43%
      Energy..................................................     13       15
      Packaging...............................................     14        9
      Automotive..............................................     13       10
                                                               ------   ------
        Total from accounts receivable........................     71       77
      Rental..................................................      6        4
      Affiliated notes receivable.............................     20       --
      Other notes receivable..................................      3       19
                                                               ------   ------
                                                                  100%     100%
                                                               ======   ======

  The average yield on Case retail receivables was 10.1% and 10.4% for the third quarter of 1996 and 1995, respectively. The discount rate charged on short-term receivables purchased from subsidiaries of Tenneco Inc. was 8.50% during the third quarter of 1996 compared to a range of 9.0% to 9.25% for the same period in 1995.

  The Company's only leasing activity is the multifuel boiler facility leased to Tenneco Packaging, Inc., an affiliate of the Company. Leasing activities provided $1.4 million of revenues in the three months ended September 30, 1996 and 1995.

  Interest income on notes receivable from affiliates increased $5 million in the third quarter of 1996 compared to the same period in 1995 primarily due to higher balances in notes receivable from affiliates. Interest income from other notes receivable decreased $5.4 million in the third quarter of 1996 compared to the same period in 1995 primarily due to the sale of the Case Corporation note (see below) which was held by the Company from July 1995 to December 1995.

  Under an Investment Agreement dated June 15, 1988, between the Company and Tenneco Inc. (the "Investment Agreement"), the Company is to receive a service charge from Tenneco Inc. for each month equal to the amount, if any, by which the cumulative earnings of the Company for the period from the beginning of the calendar year to the end of such month, before deduction of fixed charges and federal income taxes, are less than 125% of the Company's fixed charges. A service charge of $92,100 was paid by Tenneco Inc. for the month of August 1996. No service charge was required for the three months ended September 30, 1995.

  Subsequent to the Case reorganization in June 1994, the Case retail financing activities have been conducted by Case's United States finance subsidiary. As the Company no longer purchases Case retail receivables, future revenues and income will continue to decline as the remaining retail receivables balance is collected. See also "Outlook" below.

EXPENSES

  Interest expense of $17.5 million for the third quarter of 1996 represented a decrease of 20%, or $4.4 million, over the third quarter of 1995. This decrease resulted from lower levels of long-term debt. The average interest rate for the third quarter of 1996 and 1995 was 9.8% and 9.0%, respectively. Operating and administrative expenses decreased $1.2 million primarily due to lower fees paid to Case to service Case U.S. retail notes receivable retained by the Company. These fees will continue to decrease as the remaining retail notes receivables are collected.

OTHER INCOME

  The Company recognized a $.3 million loss on the sale of trade receivables to Asset Securitization Cooperative Corporation in the third quarter of 1995. These trade receivables originated from certain of Tenneco's packaging, automotive and energy subsidiaries.

NET INCOME

  Net income for the third quarter of 1996 was $2.1 million, a decrease of $2.3 million or 53% compared with the third quarter of 1995. The decrease is primarily attributable to lower revenues offset by decreased interest expense, operating and administrative expense and income taxes.

ASSETS

  The Company held total assets of $1,002.0 million at September 30, 1996, as compared to $1,000.3 million and $1,243.0 million at December 31, 1995 and September 30, 1995, respectively. Total assets at September 30, 1996 versus December 31, 1995 was substantially unchanged. The continuing liquidation of the Case receivables was offset by an increase in affiliated company notes receivable.

  As of September 30, 1996, the Company held net trade notes and accounts receivable totaling $539.7 million, which accounted for 54% of the Company's total assets. This compares to $702.8 million and $845.0 million or 70% and 68% of the total assets at December 31, 1995 and September 30, 1995, respectively. Details of these receivables are shown as follows:

                                                  NET TRADE NOTES AND
                                                  ACCOUNTS RECEIVABLE
                                        ----------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                            1996          1995         1995
                                        ------------- ------------ -------------
      Case.............................       50%          62%           60%
      Energy...........................       20           17            18
      Packaging........................       16           10             9
      Automotive.......................       14           11            13
                                             ---          ---           ---
                                             100%         100%          100%
                                             ===          ===           ===

  Case net trade notes and accounts receivable are $169.6 million and $235.0 million lower at September 30, 1996, compared to December 31, 1995 and September 30, 1995, respectively, due to the continuing liquidation of the Case retail receivables.

  The Company purchased the Case Corporation 10 1/2% Subordinated Note from its parent, Tenneco Inc., in July 1995. The note receivable was recorded at historical cost. Interest on the note was accreted into the principal balance. At September 30, 1995, the note receivable balance, including accreted interest, totaled $284.8 million or 23% of the Company's total assets.

  The Company held zero notes receivable from non-affiliated companies, on a net basis, at September 30, 1996, unchanged from December 31, 1995 and down $23.2 million from September 30, 1995. The decrease from September 30, 1995 was primarily due to the sale of a third-party note in the fourth quarter of 1995.

  As of September 30, 1996, the Company had a net recorded investment of $47.9 million in a multifuel boiler leased to Tenneco Packaging, Inc., an indirect, wholly-owned subsidiary of Tenneco Inc. The leased facility represented 5% of the Company's total assets at September 30, 1996.

CAPITALIZATION AND CAPITAL RESOURCES

  Pursuant to the Investment Agreement, Tenneco Inc. is required to maintain an investment in the Company as necessary to assure that at all times the sum of the Company's subordinated debt plus stockholder's equity will be at least equal to 20% of the Company's total debt plus stockholder's equity.

  The Company's capital requirements have been financed through the issuance of commercial paper, short-term bank notes, senior and subordinated debt, advances and equity capital from Tenneco Inc. plus earnings retained in the business.

  The Company's total capitalization was $966.4 million at September 30, 1996, and $956.8 million and $1,175.7 million at December 31, 1995 and September 30, 1995, respectively. The components of capitalization at such dates are set forth in the following table:

                                                     CAPITALIZATION
                                        ----------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                            1996          1995         1995
                                        ------------- ------------ -------------
      Commercial paper.................       --%          --%           13%
      Short-term bank notes............       --           --             9
      Medium-term senior debt..........        4            4             3
      Long-term senior debt............       60           60            49
      Subordinated debt................        9           10             8
      Stockholder's equity.............       27           26            18
                                             ---          ---           ---
                                             100%         100%          100%
                                             ===          ===           ===

OUTLOOK

  As part of the ongoing strategic realignment of its businesses, Tenneco Inc. has announced a plan to spin off its Newport News Shipbuilding business and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions (the "Distributions"). Prior to the Distributions, Tenneco Inc. and its subsidiaries will undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate the various businesses owned directly or indirectly by Tenneco, including certain assets, liabilities and operations of the Company. At the completion of the Corporate Restructuring Transactions and Distributions, Tenneco Inc. will principally consist of its current Energy segment, the Company and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spin off will be merged with and into a subsidiary of El Paso through an exchange of Tenneco common and preferred shares for El Paso equity consideration valued at $750 million (subject to the effects of a collar on the market price of El Paso stock).

  As a result of these planned transactions, the Company expects that its business activity will be substantially reduced. Certain receivables currently owned by the Company will be sold and the Automotive and Packaging businesses will cease selling receivables to the Company. Cash from sales and collection of receivables combined with proceeds from several new lines of credit at Tenneco Inc. and certain subsidiaries will be used to finance the retirement of the Company's existing debt through tender offers and defeasances.

                              NINE MONTH RESULTS

REVENUES

  For the nine months of 1996, revenues totaled $74.2 million, down 27% from the $101.8 million reported for the same period in 1995. This reduction is primarily attributable to lower average Case receivable balances.

  On a percentage basis, revenues for the indicated nine-month periods were generated from the following:

                                                                     REVENUES
                                                                     ----------
                                                                       NINE
                                                                      MONTHS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
        Case........................................................  39%   46%
        Energy......................................................  14    14
        Packaging...................................................  15    12
        Automotive..................................................  13    11
                                                                     ---   ---
          Total from accounts receivable............................  81    83
        Rental......................................................   6     4
        Affiliated notes receivable.................................  11     5
        Other notes receivable......................................   2     8
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

  Discount rates on short-term accounts receivable purchased from subsidiaries of Tenneco Inc. during the first nine months of 1996 ranged from 8.50% to 9.00% as compared to a range of 8.75% to 9.25% for the first nine months of 1995. The average yield on Case retail receivables for the nine-month period decreased to 10.3% in 1996 from 10.4% in 1995.

EXPENSES

  Interest expense for the nine months ended September 30, 1996, was $53.5 million versus $67.0 million for the same period in 1995. The $13.5 million decrease was due to lower levels of long-term debt for the first nine months of 1996. Operating and administrative expense decreased $3.8 million for the same reasons discussed in "Third Quarter Results--Expenses."

OTHER INCOME

  The Company recognized a $2.5 million net gain on the sale of trade receivables to Asset Securitization Cooperative Corporation in the first nine months of 1996. These trade receivables originated from certain of Tenneco's packaging, automotive and energy subsidiaries.

NET INCOME

  Net income for the first nine months of 1996 was $9.4 million, a decrease of $5.5 million from net income of $14.9 million for the 1995 period. See discussion in "Net Income" under Third Quarter Results.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12--Computation of Ratio of Earnings to Fixed Charges.
   27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tenneco Credit Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO CREDIT CORPORATION

                                                    Robert T. Blakely
Date: November 14, 1996                   By __________________________________
                                                    Robert T. Blakely
                                                        President

                                                    Mark A. McCollum
Date: November 14, 1996                   By __________________________________
                                                    Mark A. McCollum
                                              Vice President and Controller